Form 10-Q
period 1996-03-31
SGI INTERNATIONAL
filed 1996-05-15
CIK 737955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1996                     COMMISSION FILE NO. 2-93124


                                SGI INTERNATIONAL
             (Exact name of registrant as specified in its Charter)

             UTAH                                             33-0119035
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

           1200 PROSPECT STREET, SUITE 325, LA JOLLA, CALIFORNIA 92037
              (Address of principal executive offices - Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (619) 551-1090

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                      SECURITIES EXCHANGE ACT OF 1934: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: COMMON STOCK (NO PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [X] Yes  [ ] No

THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF MAY 10, 1996, WAS 5,252,000.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________to_________________

Commission File Number   2-93124

                                SGI International
             (Exact name of registrant as specified in its charter)

             Utah                                               33-0119035
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           1200 Prospect Street, Suite 325, La Jolla, California 92037
                    (Address of principal executive offices)

                                 (619) 551-1090
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X] Yes       [ ] No

The number of shares of Common Stock, no par value, outstanding as of May 10, 1996 was 5,252,000.

- - --------------------------------------------------------------------------------
                                TABLE OF CONTENTS

                                    FORM 10-Q
- - --------------------------------------------------------------------------------


PART I.          FINANCIAL INFORMATION

          ITEM 1.       FINANCIAL STATEMENTS

                        Condensed Consolidated Balance Sheets                                           3 - 4

                        Condensed Consolidated Statements of Operations                                   5

                        Condensed Consolidated Statement of Stockholders' Deficit                         6

                        Condensed Consolidated Statements of Cash Flows                                   7

                        Notes to Condensed Consolidated Financial Statements                              8


          ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS                                                                   9 - 11



PART II.         OTHER INFORMATION                                                                        12

          SIGNATURES                                                                                      13

                                SGI International
                           Consolidated Balance Sheets

                                                                 MARCH 31,      December 31,
                                                                   1996             1995
                                                                 ---------------------------
                                                                 (UNAUDITED)
Assets
Current assets:
    Cash                                                         $  285,589       $   74,154
    Trade accounts receivable, less allowance for doubtful
       accounts of $7,343 in 1996 and 1995                          649,501          341,352
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                      86,074          271,448
    Inventories                                                      69,292           68,289
    Prepaid expenses and other current assets                       117,940          114,143
                                                                 ---------------------------
Total current assets                                              1,208,396          869,386

LFC Process related assets:
    Notes receivable                                              1,067,932        1,123,948
    Royalty rights                                                2,121,188        2,199,750
    LFC cogeneration project                                        605,384          631,705
    Investment in TEK-KOL partnership                               672,379          596,276
    Australia LFC project                                           166,515          173,754
    Other technological assets                                       26,440           26,440
    Process demonstration equipment, net
       of accumulated depreciation of
       $646,711 and $608,592 in 1996
       and 1995, respectively                                       115,662          153,781
                                                                 ---------------------------
                                                                  4,775,500        4,905,654


    Property and equipment, net of accumulated
       depreciation and amortization of $291,072
       and $269,040 in 1996 and 1995, respectively                  252,250          249,328
    Other assets                                                       --             12,876
    Goodwill, net                                                   467,335          479,318
                                                                 ---------------------------
                                                                 $6,703,481       $6,516,562
                                                                 ==========       ==========






See notes to condensed consolidated financial statements.

                                SGI International
                           Consolidated Balance Sheets

                                                                                       MARCH 31,        December 31,
                                                                                         1996              1995
                                                                                    --------------------------------
                                                                                      (UNAUDITED)

Liabilities and stockholders' deficit
Current liabilities:
    Accounts payable                                                                $    566,461        $    683,583
    Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                          184,403             175,745
    Current maturities of long-term obligations                                          511,625             909,016
    Notes payable to Director                                                               --               304,000
    Accrued salaries, benefits and related taxes                                         176,870             139,103
    Royalties payable to related party                                                      --               141,790
    Contributions payable to TEK-KOL Partnership                                         336,476             336,476
    Interest payable                                                                      78,219             139,663
    Other accrued expenses                                                               477,241             409,089
                                                                                    --------------------------------
Total current liabilities                                                              2,331,295           3,238,465

Interest payable                                                                         377,275             276,425
Long-term notes payable, less current maturities                                       4,524,246           4,631,250

Commitments and contingencies

Stockholders' deficit:

    Convertible preferred stock, $.01 par value; 20,000,000 shares authorized
       103,765 shares issued and outstanding (103,729 at December 31, 1995),
       preference in liquidation of $2,960,000                                             1,037               1,037
    Common stock, no par value; 75,000,000 shares
       authorized, 4,826,770 shares issued and
       outstanding (3,859,671 at December 31, 1995)                                   33,369,542          32,255,357
    Paid-in capital                                                                    5,131,397           4,582,215
    Accumulated deficit                                                              (38,722,888)        (38,159,764)
    Notes receivable from employees for common stock                                    (308,423)           (308,423)
                                                                                    --------------------------------
Total stockholders' deficit                                                             (529,335)         (1,629,578)
                                                                                    --------------------------------
                                                                                    $  6,703,481        $  6,516,562
                                                                                    ============        ============



See notes to condensed consolidated financial statements.

                                SGI International
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three months ended March 31,
                                                 1996               1995
                                              ------------------------------
Revenues:
   Net sales                                  $ 1,056,677        $      --
   Income from Investment in TEK-KOL               76,103               --
   Other                                          141,936             11,856
                                              ------------------------------
                                                1,274,716             11,856
Expenses:
   Cost of sales                                  794,066
   Engineering, research and consulting           154,774            665,654
   Selling, general and administrative            432,344            276,577
   Legal and accounting                           139,144            207,166
   Depreciation and amortization                  165,734            251,110
   Interest                                       151,778            241,516
                                              ------------------------------
                                                1,837,840          1,642,023
                                              ------------------------------

Net loss                                      $  (563,124)       $(1,630,167)
                                              ==============================

Net loss per share                            $      (.13)       $      (.76)
                                              ==============================

Weighted average shares outstanding             4,270,607          2,138,618
                                              ==============================










See notes to condensed consolidated financial statements.

                                SGI International
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                                                                 Convertible
                                                               preferred stock             Common stock
                                                              ------------------         -----------------
                                                              Shares      Amount         Shares     Amount     Paid-in capital
                                                              ------      ------         ------     ------     ---------------
Balances at December 31, 1995                                103,729   $     1,037     3,859,671  $32,255,357  $ 4,582,215

Issuance of common stock for cash                                                        677,306      737,392

Exercise of warrants to purchase common stock for cash                                     6,593        1,654

Issuance of convertible preferred stock for notes
     payable and interest                                         36          --                                   407,579

Issuance of common stock for notes payable and interest                                  283,200      375,139

Warrants granted for accounts payable, notes
payable, interest and services                                                                                     141,603

Net loss
                                                           -------------------------------------------------------------------

Balances at March 31, 1996                                   103,765   $     1,037     4,826,770  $33,369,542  $ 5,131,397
                                                           ===================================================================

                                                                                           Total
                                                              Accumulated     Notes     stockholders'
                                                                deficit     receivable    deficit
                                                                -------     ----------    -------
Balances at December 31, 1995                               $ (38,159,764)  $(308,423)  $(1,629,578)

Issuance of common stock for cash                                                           737,392

Exercise of warrants to purchase common stock for cash                                        1,654

Issuance of convertible preferred stock for notes
     payable and interest                                                                   407,579

Issuance of common stock for notes payable and interest                                     375,139

Warrants granted for accounts payable, notes
payable, interest and services                                                              141,603

Net loss                                                         (563,124)                 (563,124)
                                                          -----------------------------------------

Balances at March 31, 1996                                  $ (38,722,888)  $(308,423)  $  (529,335)
                                                          =========================================









See accompanying notes to consolidated financial statements.

                                SGI International
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                               1996                    1995
                                                                          --------------------------------------
Operating activities
Net loss                                                                   $   (563,124)          $   (1,630,167)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation and amortization                                                   184,256                  251,110
Amortization of note discounts                                                     --                     46,610
Preferred stock issued for interest                                              23,170                     --
Changes in assets and liabilities:
    Receivable from joint venture partner                                          --                     45,823
    Trade accounts receivable                                                  (122,775)                    --
    Inventories                                                                  (1,003)                    --
    Receivable from officers and directors                                         --                     (7,752)
    Prepaid expenses and other current assets                                    (3,797)                     842
    Accounts payable                                                           (117,122)                   2,922
    Billings in excess of costs and estimated earnings
         uncompleted contracts                                                    8,658                     --
    Accrued salaries, benefits and related taxes                                 37,767                   (4,841)
    Royalty payable to related party                                           (141,790)                  12,500
    Interest payable                                                            100,162                   21,976
    Other accrued expenses                                                       68,152                     --
                                                                          --------------------------------------
Net cash flows used for operating activities                                   (527,446)              (1,260,977)

Investing activities
LFC process related assets:
    Collection of notes receivable and related interest                          56,016                     --
    Additions to other technological assets                                        --                    (20,876)
    Additions to process demonstration equipment                                   --                    (23,268)
    Investment in TEK-KOL                                                       (76,103)                    --
Purchase of property and equipment                                              (24,954)                    --
Other assets                                                                     12,876                     (406)
                                                                          --------------------------------------
Net cash flows used for investing activities                                    (32,165)                 (44,550)

Financing activities
Proceeds from issuance of notes payable                                          50,000                   14,696
Payments of notes payable                                                       (18,000)                (419,750)
Proceeds from issuance of preferred stock                                          --                  1,113,943
Proceeds from issuance of common stock                                          739,046                  280,125
                                                                          --------------------------------------
Net cash flows provided by financing activities                                 771,046                  989,014
                                                                          --------------------------------------
Net increase (decrease) in cash                                                 211,435                 (316,513)

Cash at beginning of the period                                                  74,154                  551,299
                                                                          --------------------------------------
Cash at end of the period                                                  $    285,589          $       234,786
                                                                           =====================================

Supplemental disclosure of non-cash activities:

    Series 96 convertible preferred stock issued for notes payable         $    360,000                    --
                                                                           =====================================
    Warrants granted for accounts payable, notes
      payable, interest and services                                       $    141,603                    --
                                                                           =====================================

See accompanying notes to consolidated financial statements.

                                SGI International
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of SGI International (the Company) for the three months ended March 31, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of March 31, 1996, and the consolidated results of operations for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(2)      ORGANIZATION AND BUSINESS

         The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

         The Company's principal assets are related to the LFC (Liquid From
         Coal) Process. The recovery of these assets is dependent upon future events, including the Company's ability to attract sufficient additional equity and/or financing needed to fund its portion of the TEK-KOL Partnership, that is responsible for completion and commercialization of the LFC Process. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes it will be successful, there is no assurance that these efforts will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PROJECTIONS AND ESTIMATES

         The projections, estimates and opinions of management contained herein relative to the LFC and OCET Processes and to the business of Company set forth herein are forward looking statements and statements of management's belief: thus, there can be no assurance that these projections, estimates, or opinions of management will ultimately be correct or that actual results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET Process is actually commercialized and operating revenues are actually earned, there can be no assurance that such events will occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which are made herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    OVERVIEW

         The Company's stockholders' deficit has decreased from $1.63 million at December 31, 1995 to $529,000 at March 31, 1996. The improvement results from the continuing conversion of debt into equity and significantly reduced expenditure of the Company's funds. Management believes the financial condition of the Company has improved and will continue to improve in the coming months. Many challenges are ahead as the Company and TEK-KOL commercialize the LFC process. Expenditures for OCET process development are continuing and are expected to increase.

         During the first quarter, TEK-KOL entered into an agreement with Mitsubishi pursuant to which MHI will pay a royalty to TEK-KOL based on the revenue received by MHI from its sale of equipment and services to LFC plants, if and when constructed. MHI will also assist in completing engineering for a potential Powder River LFC plant and adapt that engineering to specific international projects. Further, MHI has an option to obtain a four year scope-of-supply exclusive in the Pacific Rim. If the option is exercised, MHI will pay TEK- KOL $1 million per year during the exclusivity period, which is subject to termination on written notice by either party. TEK-KOL representatives are negotiating an agreement with Mitsui, which, if executed, will provide for a LFC product marketing study by Mitsui, an analysis of the opportunity for development of LFC plants at several Mitsui mines, and assistance by Mitsui in developing and optimizing an upgrading process for CDL.

         The OCET process is designed to convert refinery Resid into higher value petroleum distillate products and a synthetic coal. OCET Corporation, a wholly-owned SGI subsidiary, entered into an agreement in 1995 to test a series of crude oil and Resid oil samples provided by Maraven, a Venezuelan state-owned oil company. Laboratory data is currently being extrapolated to a larger bench scale continuous process design in order to complete this testing. Favorable results could lead to licensing and royalty agreements with Maraven and its affiliates. The Company also continued discussions in the first quarter of 1996 with the Department of Energy regarding a cooperative agreement and funding for OCET's research and development efforts. The Company is drafting a written program plan to submit to the DOE, which management expects will form the basis for a cooperative research and development agreement.

         The continuing need to fund Company operations with equity based financing is causing significant dilution. Management is committed to accelerating commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations, rather than obtaining funds through the sale of equity. However, equity sales will be required in the short-term.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

         The Company acquired AMS effective October 30, 1995. AMS recorded net sales, cost of sales, and selling, general and administrative expense of $1.1 million, $794,000, and $208,000 for the three months ended March 31, 1996. The following discussion does not include AMS's results of operations for that period.

         The Company recorded $76,000 as its share of income from TEK-KOL for the three months ended March 31, 1996. TEK-KOL recorded no activity during the three months ended March 31, 1995 as the partners were bearing the expenses directly. Other income for the three months ended March 31, 1996 includes $142,000 from the forgiveness of certain royalty obligations by a related party.

         Engineering, research and development expenses for the three months ended March 31, 1996 decreased 77% ($511,000) from the same prior year period. SGI previously incurred LFC process marketing and candidate coal testing expenditures which are now TEK-KOL's responsibility.

         General and administrative expense for the three months ended March 31, 1996 decreased 19% ($52,000) from the same prior year period. Personnel and overhead reductions, instituted during the last two quarters of 1995, have caused on-going general and administrative expenses to decrease.

         Legal and accounting expense for the three months ended March 31, 1996 decreased 33% ($68,000) from the same prior year period. The prior year period included legal expense related to implementing the one-for-twenty share reduction.

         Depreciation and amortization expense for the three months ended March 31, 1996 decreased 34% ($85,000) from the same prior year period. Certain LFC process related assets were written down in 1995 based on management's net realizable value estimates. The 1995 write-downs cause depreciation and amortization to be lower future periods.

         Interest expense deceased 37% ($90,000) from the same prior year period. The conversion of debt into equity during 1995 and 1996 has caused interest expense to decrease.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company acquired AMS effective October 30, 1995. The discussion on Liquidity and Capital Resources includes the effect of this transaction unless otherwise indicated.

         The Company had short-term liquidity deficiencies at March 31, 1996 and 1995 of $1.1 million and $3.4 million, respectively. The net improvement was achieved primarily through the conversion of notes payable and accrued interest into equity. Current notes payable and accrued interest of $590,000 contribute to the Company's short-term deficiency at March 31, 1996. Based on continuing interaction with the noteholders, management believes that the Company should procure subscriptions to convert the remaining current notes payable to preferred stock or secure agreements to extend the note due dates to September 30, 1997. Dr. Esztergar has agreed to forego any and all royalties owed him for the transfer of the LFC process patent to the Company. The Company raised approximately $1.58 million through the issuance of 1,084,000 common shares through May 10, 1996. These funds have been used to fund current operations and to satisfy a portion of the Company's short-term liquidity deficiency. The Company plans to satisfy the remaining short-term liquidity deficiency through the sale of equity securities and the collection of receivables.

         The Company had a long-term liquidity deficiency at March 31, 1996. The Company expects this long-term liquidity deficiency to be satisfied by equity sales, and increased positive cash flows from AMS's operations until such time as the commercialization of the LFC and OCET Processes results in positive cash flows.

         The Company's first quarter 1996 cash flows used for operating activities decreased 59% ($746,000) from 1995. This decrease is primarily attributable to TEK-KOL's assuming candidate coal testing and LFC plant marketing activities, and the personnel and overhead reductions made in 1995.

         The Company's financing activities raised approximately $789,000 and $1,409,000 during the first quarter of 1996 and 1995, respectively. These funds were raised primarily through the private placement of debt and equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. At present, the Company has no commitments for future purchases of its securities.

         The Company's investing activities were minimal in the first quarter of 1996 and 1995.

         Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions. The Company has recorded contributions payable to TEK-KOL of $412,000 at March 31, 1996. Management believes substantially all of the 1996 funding requirements for TEK-KOL will be paid by third parties with whom TEK-KOL has or expects to have agreements. The Company will be required to contribute approximately $750,000 towards the 1996 TEK-KOL operating budget if none of these agreements are consummated.

         The Company does not have material commitments for capital expenditures as of March 31, 1996.

- - --------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

- - --------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         1.       EXHIBITS

                  4.44    Form of Series 96-A Convertible Preferred Stock

                  10.3.3 Second Amendment to Assignment Agreement and Release dated as of 3/29/96 with Ernest P. Esztergar

                  27      Financial Data Schedule

                  28.9 Acquisition Agreement dated as of 3/4/96 with Kerr Foundation

                  28.9.1 Settlement & General Release dated as of 3/4/96 with Kerr Foundation

         2.       REPORTS ON FORM 8-K

                  None

- - --------------------------------------------------------------------------------

                                   SIGNATURES

- - --------------------------------------------------------------------------------



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

By:   /s/ JOSEPH A. SAVOCA                                         May 10 , 1996
     ----------------------------
       Joseph A. Savoca,
       Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                        Title                                                 Date
         ----                                        -----                                                 ----
                                            Chief Executive Officer                                    May 10, 1996
 /s/JOSEPH A. SAVOCA                        and Chairman of the Board
- - --------------------------
Joseph A. Savoca