Form 10-Q/A
period 1996-03-31
SGI INTERNATIONAL
filed 1996-05-21
CIK 737955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-Q/A


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


                                   FORM 10-Q/A


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

- --------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

- --------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         1.       EXHIBITS




                  27      Financial Data Schedule




         2.       REPORTS ON FORM 8-K

                  None

- --------------------------------------------------------------------------------

                                   SIGNATURES

- --------------------------------------------------------------------------------



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

By:   /s/ JOSEPH A. SAVOCA                                          May 10, 1996
     ----------------------------
       Joseph A. Savoca,
       Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                        Title                                                 Date
         ----                                        -----                                                 ----
                                            Chief Executive Officer                                    May 20, 1996
 /s/JOSEPH A. SAVOCA                        and Chairman of the Board
- --------------------------
Joseph A. Savoca