Form 10-Q/A
period 1996-03-31
SGI INTERNATIONAL
filed 1996-06-07
CIK 737955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A



                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the period ended   March  31, 1996
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------
Commission File Number   2-93124
                       ---------------------------------------------------------
                                SGI International
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                                 33-0119035
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


           1200 Prospect Street, Suite 325, La Jolla, California 92037
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 551-1090
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

================================================================================

                                TABLE OF CONTENTS

                                   FORM 10-Q/A

================================================================================


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets                        3 - 4

              Condensed Consolidated Statements of Operations                5

              Condensed Consolidated Statement of Stockholders' Deficit      6

              Condensed Consolidated Statements of Cash Flows                7

              Notes to Condensed Consolidated Financial Statements           8




     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                9 - 11



PART II. OTHER INFORMATION                                                   12

     SIGNATURES                                                              13

                                SGI INTERNATIONAL
                           CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,     DECEMBER 31,
                                                                  1996           1995
                                                               ---------------------------
                                                               (UNAUDITED)
Assets
Current assets:
    Cash                                                       $  285,589     $   74,154
    Trade accounts receivable, less allowance for doubtful
       accounts of $7,343 in 1996 and 1995                        649,501        341,352
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                    86,074        271,448
    Inventories                                                    69,292         68,289
    Prepaid expenses and other current assets                     117,940        114,143
                                                               -------------------------
Total current assets                                            1,208,396        869,386

LFC Process related assets:
    Notes receivable                                            1,067,932      1,123,948
    Royalty rights                                              2,121,188      2,199,750
    LFC cogeneration project                                      605,384        631,705
    Investment in TEK-KOL partnership                             672,379        596,276
    Australia LFC project                                         166,515        173,754
    Other technological assets                                     26,440         26,440
    Process demonstration equipment, net
       of accumulated depreciation of
       $646,711 and $608,592 in 1996
       and 1995, respectively                                     115,662        153,781
                                                               -------------------------
                                                                4,775,500      4,905,654
    Property and equipment, net of accumulated
       depreciation and amortization of $291,072
       and $269,040 in 1996 and 1995, respectively                252,250        249,328
    Other assets                                                     --           12,876
    Goodwill, net                                                 467,335        479,318
                                                               -------------------------
                                                               $6,703,481     $6,516,562
                                                               =========================


See notes to condensed consolidated financial statements.

                                SGI INTERNATIONAL
                           CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,     DECEMBER 31,
                                                                  1996           1995
                                                               ---------------------------
                                                               (UNAUDITED)
Liabilities and stockholders' deficit
Current liabilities:
    Accounts payable                                       $    566,461      $    683,583
    Billings in excess of costs and estimated earnings
       on uncompleted contracts                                 184,403           175,745
    Current maturities of long-term obligations                 511,625           909,016
    Notes payable to Director                                      --             304,000
    Accrued salaries, benefits and related taxes                650,975           139,103
    Royalties payable to related party                             --             141,790
    Contributions payable to TEK-KOL Partnership                336,476           336,476
    Interest payable                                             78,219           139,663
    Other accrued expenses                                      477,241           409,089
                                                           ------------------------------
Total current liabilities                                     2,805,400         3,238,465

Interest payable                                                377,275           276,425
Long-term notes payable, less current maturities              4,524,246         4,631,250

Commitments and contingencies

Stockholders' deficit:
    Convertible preferred stock, $.01 par value;
       20,000,000 shares authorized 103,765
       shares issued and outstanding (103,729 at
       December 31, 1995), preference in
       liquidation of $2,960,000                                  1,037             1,037
    Common stock, no par value; 75,000,000 shares
       authorized, 4,826,770 shares issued and
       outstanding (3,859,671 at December 31, 1995)          33,369,542        32,255,357
    Paid-in capital                                           5,131,397         4,582,215
    Accumulated deficit                                     (39,196,993)      (38,159,764)
    Notes receivable from employees for common stock           (308,423)         (308,423)
                                                           ------------------------------
Total stockholders' deficit                                  (1,003,440)       (1,629,578)
                                                           ------------------------------
                                                           $  6,703,481      $  6,516,562
                                                           ==============================


See notes to condensed consolidated financial statements.

                                SGI International
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three months ended March 31,
                                                      1996              1995
                                                  -----------------------------
Revenues:
   Net sales                                      $ 1,056,677       $      --
   Income from Investment in TEK-KOL                   76,103              --
   Other                                              141,936            11,856
                                                  -----------------------------
                                                    1,274,716            11,856
Expenses:
   Cost of sales                                      794,066
   Engineering, research and consulting               154,774           665,654
   Selling, general and administrative                590,379           276,577
   Legal and accounting                               455,214           207,166
   Depreciation and amortization                      165,734           251,110
   Interest                                           151,778           241,516
                                                  -----------------------------
                                                    2,311,945         1,642,023
                                                  -----------------------------
Net loss                                          $(1,037,229)      $(1,630,167)
                                                  =============================
Net loss per share                                $      (.24)      $      (.76)
                                                  =============================
Weighted average shares outstanding                 4,270,607         2,138,618
                                                  =============================


See notes to condensed consolidated financial statements.

                                SGI International
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)


                                                            Convertible
                                                          preferred stock       Common stock
                                                          ---------------   --------------------                     Accumulated
                                                          Shares   Amount   Shares       Amount    Paid-in capital     deficit
                                                          ------   ------   ------       ------    ---------------     -------
Balances at December 31, 1995                             103,729  $1,037  3,859,671  $32,255,357    $4,582,215     $(38,159,764)

Issuance of common stock for cash                                            677,306      737,392

Exercise of warrants to purchase common stock for cash                         6,593        1,654

Issuance of convertible preferred stock for notes
     payable and interest                                      36     --                                407,579

Issuance of common stock for notes payable and interest                      283,200      375,139

Warrants granted for accounts payable, notes

payable, interest and services                                                                         141,603

Net loss                                                                                                            (1,037,229)
                                                          --------------------------------------------------------------------
Balances at March 31, 1996                                103,765  $1,037  4,826,770  $33,369,542   $5,131,397    $(39,196,993)
                                                          ====================================================================

                                                                            Total
                                                              Notes     stockholders'
                                                            receivable     deficit
                                                            ----------     -------
Balances at December 31, 1995                               $(308,423)  $(1,629,578)

Issuance of common stock for cash                                           737,392

Exercise of warrants to purchase common stock for cash                        1,654

Issuance of convertible preferred stock for notes
     payable and interest                                                   407,579

Issuance of common stock for notes payable and interest                     375,139

Warrants granted for accounts payable, notes

payable, interest and services                                              141,603

Net loss                                                                 (1,037,229)
                                                            -----------------------
Balances at March 31, 1996                                  $(308,423)  $(1,003,440)
                                                            =======================


See accompanying notes to consolidated financial statements.

                                SGI International
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       Three months ended March 31,
                                                                            1996             1995
                                                                       ----------------------------
Operating activities
Net loss                                                               $(1,037,229)     $(1,630,167)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation and amortization                                              184,256          251,110
Amortization of note discounts                                                --             46,610
Preferred stock issued for interest                                         23,170             --
Changes in assets and liabilities:
    Receivable from joint venture partner                                     --             45,823
    Trade accounts receivable                                             (122,775)            --
    Inventories                                                             (1,003)            --
    Receivable from officers and directors                                    --             (7,752)
    Prepaid expenses and other current assets                               (3,797)             842
    Accounts payable                                                      (117,122)           2,922
    Billings in excess of costs and estimated earnings
         uncompleted contracts                                               8,658             --
    Accrued salaries, benefits and related taxes                           511,872           (4,841)
    Royalty payable to related party                                      (141,790)          12,500
    Interest payable                                                       100,162           21,976
    Other accrued expenses                                                  68,152             --
                                                                       ----------------------------
Net cash flows used for operating activities                              (527,446)      (1,260,977)

Investing activities
LFC process related assets:
    Collection of notes receivable and related interest                     56,016             --
    Additions to other technological assets                                   --            (20,876)
    Additions to process demonstration equipment                              --            (23,268)
    Investment in TEK-KOL                                                  (76,103)            --
Purchase of property and equipment                                         (24,954)            --
Other assets                                                                12,876             (406)
                                                                       ----------------------------
Net cash flows used for investing activities                               (32,165)         (44,550)

Financing activities
Proceeds from issuance of notes payable                                     50,000           14,696
Payments of notes payable                                                  (18,000)        (419,750)
Proceeds from issuance of preferred stock                                     --          1,113,943
Proceeds from issuance of common stock                                     739,046          280,125
                                                                       ----------------------------
Net cash flows provided by financing activities                            771,046          989,014
                                                                       ----------------------------
Net increase (decrease) in cash                                            211,435         (316,513)

Cash at beginning of the period                                             74,154          551,299
                                                                       ----------------------------
Cash at end of the period                                              $   285,589      $   234,786
                                                                       ============================
Supplemental disclosure of non-cash activities:
    Series 96 convertible preferred stock issued for notes payable     $   360,000             --
                                                                       ============================
    Warrants granted for accounts payable, notes
      payable, interest and services                                   $   141,603             --
                                                                       ============================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PROJECTIONS AND ESTIMATES

     The projections, estimates and opinions of management contained herein relative to the LFC and OCET Processes and to the business of Company set forth herein are forward looking statements and statements of management's belief: thus, there can be no assurance that these projections, estimates, or opinions of management will ultimately be correct or that actual results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET Process is actually commercialized and operating revenues are actually earned, there can be no assurance that such events will occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward- looking statements, which are made herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    OVERVIEW


     The Company's stockholders' deficit has decreased from $1.63 million at December 31, 1995 to $1.04 million at March 31, 1996. The improvement results from the continuing conversion of debt into equity and significantly reduced expenditure of the Company's funds. Management believes the financial condition of the Company has improved and will continue to improve in the coming months. Many challenges are ahead as the Company and TEK-KOL commercialize the LFC process. Expenditures for OCET process development are continuing and are expected to increase.


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


     General and administrative expense for the three months ended March 31, 1996 increased 38% ($105,000) over the same prior year period. After adjusting for a 1996 non-cash stock compensation charge of $158,000, on-going general and administrative expense decreased 19% ($52,000) from the same prior year period. Personnel and overhead reductions, instituted during the last two quarters of 1995, have caused on-going general and administrative expenses to decrease.

     Legal and accounting expense for the three months ended March 31, 1996 increased 120% ($248,000) over the same prior year period. After adjusting for a 1996 non-cash stock compensation charge of $316,000, on-going legal and accounting expense for the three months ended March 31, 1996 decreased 33% ($68,000) from the same prior year period. The prior year period included legal expense related to implementing the one-for-twenty share reduction.


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

     The Company had a long-term liquidity deficiency at March 31, 1996. The Company expects this long-term liquidity deficiency to be satisfied by equity sales, and increased positive cash flows from AMS's operations until such the collection of receivables.

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

================================================================================

                           PART II. OTHER INFORMATION

================================================================================

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

          1.  EXHIBITS

              4.44 Form of Series 96-A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.44 of Registrant's Form 10-Q for quarter ended March 31, 1996)

              10.3.3 Second Amendment to Assignment Agreement and Release dated as of 3/29/96 with Ernest P. Esztergar (Incorporated by reference to Exhibit 10.3.3 of Registrant's Form 10-Q for quarter ended March 31, 1996)

              27       Financial Data Schedule (filed herewith)

              28.9 Acquisition Agreement dated as of 3/4/96 with Kerr Foundation (Incorporated by reference to Exhibit 28.9 of Registrant's Form 10-Q for quarter ended March 31, 1996)

              28.9.1 Settlement & General Release dated as of 3/4/96 with Kerr Foundation (Incorporated by reference to Exhibit 28.9.1 of Registrant's Form 10-Q for quarter ended March 31,
                       1996)

          2.  REPORTS ON FORM 8-K

              None

================================================================================

                                   SIGNATURES

================================================================================


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL



By:   /s/ JOSEPH A. SAVOCA                                          June 5, 1996
     -------------------------
       Joseph A. Savoca,
       Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                              Title                      Date
       ----                              -----                      ----
                                 Chief Executive Officer         June 5, 1996
/s/JOSEPH A. SAVOCA              and Chairman of the Board
- --------------------
Joseph A. Savoca