Form 10-Q
period 1996-06-30
SGI INTERNATIONAL
filed 1996-08-07
CIK 737955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended     June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________________to_________________________
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

                                                                  [X] Yes [ ] No

The number of shares of Common Stock, no par value, outstanding as of July 29, 1996 was 5,770,372.

                                TABLE OF CONTENTS

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets                               3 - 4

            Condensed Consolidated Statements of Operations                       5

            Condensed Consolidated Statement of Stockholders' Equity (Deficit)    6

            Condensed Consolidated Statements of Cash Flows                       7

            Notes to Condensed Consolidated Financial Statements                  8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                       9 - 11

PART II. OTHER INFORMATION                                                       12

    SIGNATURES                                                                   13

                                SGI International
                           Consolidated Balance Sheets

                                                                  JUNE 30,          December 31,
                                                                    1996                1995
                                                                -----------         ------------
                                                                (UNAUDITED)
Assets
Current assets:
    Cash                                                        $  782,781          $   74,154
    Trade accounts receivable                                      566,636             341,352
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                                   156,767             271,448
    Inventories                                                     74,168              68,289
    Prepaid expenses and other current assets                      128,522             114,143
                                                                ----------          ----------
Total current assets                                             1,708,874             869,386

LFC Process related assets:
    Notes receivable                                               979,918           1,123,948
    Royalty rights                                               2,042,625           2,199,750
    LFC cogeneration project                                       579,063             631,705
    Investment in TEK-KOL partnership                              779,754             596,276
    Australia LFC project                                          159,275             173,754
    Other technological assets                                      26,440              26,440
    Process demonstration equipment                                     --             153,781
                                                                ----------          ----------
                                                                 4,567,075           4,905,654
    Property and equipment                                         350,972             249,328
    Other assets                                                        --              12,876
    Goodwill                                                       455,352             479,318
                                                                ----------          ----------
                                                                $7,082,273          $6,516,562
                                                                ==========          ==========

See notes to condensed consolidated financial statements.

                                SGI International
                           Consolidated Balance Sheets

                                                                               JUNE 30,             December 31,
                                                                                 1996                  1995
                                                                             ------------           ------------
                                                                             (UNAUDITED)
Liabilities and stockholders' equity (deficit)
Current liabilities:
    Accounts payable                                                         $    483,712           $    683,583
    Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                  175,064                175,745
    Current maturities of long-term obligations                                    96,375                909,016
    Notes payable to Director                                                          --                304,000
    Accrued salaries, benefits and related taxes                                  274,750                279,103
    Royalties payable to related party                                                 --                141,790
    Contributions payable to TEK-KOL Partnership                                   99,109                336,476
    Interest payable                                                               18,036                139,663
    Other accrued expenses                                                        283,090                269,089
                                                                             ------------           ------------
Total current liabilities                                                       1,430,136              3,238,465

Interest payable                                                                  422,332                276,425
Long-term notes payable, less current maturities                                4,328,996              4,631,250

Commitments and contingencies

Stockholders' equity (deficit):
    Convertible preferred stock                                                       862                  1,037
    Common stock                                                               35,240,097             32,255,357
    Paid-in capital                                                             5,725,434              4,582,215
    Accumulated deficit                                                       (39,804,161)           (38,159,764)
    Notes receivable from employees for common stock                             (261,423)              (308,423)
                                                                             ------------           ------------
Total stockholders' equity (deficit)                                              900,809             (1,629,578)
                                                                             ------------           ------------


                                                                             $  7,082,273           $  6,516,562
                                                                             ============           ============

See notes to condensed consolidated financial statements.

                                SGI International
                      Consolidated Statements of Operations
                                   (Unaudited)

                                            Three months ended June 30,      Six months ended June 30,
                                                1996            1995            1996           1995
                                            ---------------------------     ---------------------------
Revenues:
    Net sales                               $ 1,190,267     $        --     $ 2,246,944     $        --
    Other                                        80,584          21,721         222,520          33,577
                                            -----------     -----------     -----------     -----------
                                              1,270,851          21,721       2,469,464          33,577
Income (loss) from Investment in TEK-KOL        (23,125)             --          52,978              --

Expenses:

    Cost of sales                               952,133              --       1,746,199              --
    Engineering, research and consulting        102,560         449,416         257,334       1,115,071
    Selling, general and administrative         407,325         310,348         997,704         586,925
    Legal and accounting                        157,951         145,094         613,165         352,259
    Depreciation and amortization               143,318         251,496         309,052         502,606
    Interest                                     91,607         233,167         243,385         474,683
                                            -----------     -----------     -----------     -----------
                                              1,854,894       1,389,521       4,166,839       3,031,544
                                            -----------     -----------     -----------     -----------
Net loss                                    $  (607,168)    $(1,367,800)    $(1,644,397)    $(2,997,967)
                                            ===========     ===========     ===========     ===========
Net loss per share                          $      (.12)    $      (.57)    $      (.35)    $     (1.32)
                                            ===========     ===========     ===========     ===========
Weighted average shares outstanding           5,239,863       2,413,114       4,755,235       2,276,624
                                            ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

                                SGI International
            Consolidated Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                      Convertible
                                                    preferred stock         Common stock
                                                    ----------------   -----------------------                    Accumulated
                                                    Shares    Amount    Shares        Amount     Paid-in capital     deficit
                                                    -------   ------   ---------   -----------   ---------------  ------------
Balances at December 31, 1995                       103,729   $1,037   3,859,671   $32,255,357     $4,582,215     $(38,159,764)

Issuance of common stock for cash                                      1,328,059     2,103,935

Issuance of common stock for notes payable,
           interest and services                                         533,839       651,167

Conversion of convertible preferred stock into
           common stock                            (17,566)     (176)     25,726       229,638       (227,402)

Issuance of convertible preferred stock for notes
           payable and interest                          67        1                                  754,913

Warrants granted for accounts payable, notes
           payable, interest and services                                                             141,603

Collection of notes receivable

Compensation expense related to warrants exercised
           for notes receivable                                                                       474,105

Net loss                                                                                                            (1,644,397)
                                                    -------   ------   ---------   -----------     ----------     ------------
Balances at June 30, 1996                            86,230   $  862   5,747,295   $35,240,097     $5,725,434     $(39,804,161)
                                                    =======   ======   =========   ===========     ==========     ============


                                                                          Total
                                                         Notes        stockholders'
                                                      receivable    equity (deficit)
                                                      -----------   ----------------
Balances at December 31, 1995                         $  (308,423)   $(1,629,578)

Issuance of common stock for cash                                      2,103,935

Issuance of common stock for notes payable,
           interest and services                                         651,167

Conversion of convertible preferred stock into
           common stock                                                    2,060

Issuance of convertible preferred stock for notes
           payable and interest                                          754,914

Warrants granted for accounts payable, notes
           payable, interest and services                                141,603

Collection of notes receivable                             47,000         47,000

Compensation expense related to warrants exercised
           for notes receivable                                          474,105

Net loss                                                              (1,644,397)
                                                      -----------    -----------
Balances at June 30, 1996                             $  (261,423)   $   900,809
                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                                SGI International
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six months ended June 30,
                                                                       1996           1995
                                                                  -----------     -----------
Operating activities
Net loss                                                          $(1,644,397)    $(2,997,967)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation and amortization                                         349,525         502,606
Amortization of note discounts                                             --          85,633
Stock and warrants issued for interest, services
     and notes receivable                                             633,954         231,000
Changes in assets and liabilities:
     Receivable from joint venture partner                                 --          45,823
     Trade accounts receivable                                       (110,603)             --
     Inventories                                                       (5,879)             --
     Receivable from officers and directors                                --         151,653
     Prepaid expenses and other current assets                        (14,379)        (65,762)
     Accounts payable                                                (199,871)        218,406
     Billings in excess of costs and estimated earnings
           uncompleted contracts                                         (681)             --
     Accrued salaries, benefits and related taxes                      (4,353)         57,623
     Royalty payable to related party                                (141,790)       (113,064)
     Contribution payable to TEK-KOL                                 (137,367)             --
     Interest payable                                                  24,280              --
     Other accrued expenses                                            14,001          78,342
                                                                  -----------     -----------
Net cash flows used for operating activities                       (1,237,560)     (1,805,707)

Investing activities
LFC process related assets:
     Collection of notes receivable and related interest              144,030          53,271
     Additions to other technological assets                               --         (31,607)
     Additions to process demonstration equipment                          --         (31,512)
     Investment in TEK-KOL                                           (183,478)       (122,000)
Purchase of property and equipment                                   (149,176)             --
Other assets                                                           12,876         (12,391)
                                                                  -----------     -----------
Net cash flows used for investing activities                         (175,748)       (144,239)

Financing activities
Proceeds from issuance of notes payable                                50,000         264,695
Payments of notes payable                                             (79,000)       (452,125)
Proceeds from issuance of preferred stock                                  --       1,113,942
Proceeds from issuance of common stock                              2,103,935         563,743
Collection of notes receivable                                         47,000              --
                                                                  -----------     -----------
Net cash flows provided by financing activities                     2,121,935       1,490,255
                                                                  -----------     -----------
Net increase (decrease) in cash                                       708,627        (459,691)

Cash at beginning of the period                                        74,154         551,299
                                                                  -----------     -----------
Cash at end of the period                                         $   782,781     $    91,608
                                                                  ===========     ===========
Supplemental disclosure of non-cash activities:
Series 96 convertible preferred stock issued for notes payable    $   670,000     $        --
                                                                  ===========     ===========
Warrants granted for accounts payable, notes
     payable, interest and services                               $   141,603     $        --
                                                                  ===========     ===========

See accompanying notes to consolidated financial statements.

                                SGI International
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)

(1)        BASIS OF PRESENTATION

           The accompanying condensed consolidated financial statements of SGI International (the Company) for the three and six months ended June 30, 1996 and 1995 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of June 30, 1996, and the consolidated results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(2)        ORGANIZATION AND BUSINESS

           The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

           The Company's principal assets are related to the LFC (Liquid From
           Coal) Process. The recovery of these assets is dependent upon future events, including the Company's ability to attract sufficient additional equity and/or financing needed to fund its portion of the TEK-KOL Partnership, which is responsible for completion and commercialization of the LFC Process. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

(3)        EQUITY TRANSACTION

           Certain employees exercised warrants to purchase common stock in 1995 in exchange for non-recourse notes payable. The Company accrued non-cash compensation expense totaling $474,105 related to these transactions during the three months ended March 31, 1996. The employees exchanged recourse notes for the non-recourse notes during the three months ended June 30, 1996. Accordingly, the accrued compensation was converted to equity during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PROJECTIONS AND ESTIMATES

           The projections, estimates and opinions of management contained herein relative to the LFC and OCET Processes and to the business of Company are forward looking statements of management's belief; thus, there can be no assurance that these projections, estimates, or opinions of management will ultimately be correct or that actual results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET Process is actually commercialized and operating revenues are actually earned, there can be no assurance that such events will occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which are made herein, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    OVERVIEW

           The Company reported stockholders' deficits at December 31, 1995 and March 31, 1996 of $ 1.6 million and $1.0 million, respectively. The Company reported stockholders' equity of $901,000 at June 30, 1996. The improvement of stockholders' equity results from equity sales for cash, and conversion of notes payable and accrued expenses into equity. After excluding AMS's operations, the Company's net loss on a comparative basis for the three and six month periods ended June 30, 1996 has decreased 50% and 40%, respectively, compared to the same prior year periods. Management believes the financial condition of the Company has improved and will continue to improve in the coming months. Many challenges are ahead as TEK-KOL, Mitsubishi Heavy Industries, Mitsui, Ziegler and the Company commercialize the LFC process. Expenditures for OCET process development are continuing and are expected to increase.

           The OCET process is designed to convert refinery Resid into higher value petroleum distillate products and a synthetic coal. OCET Corporation, a wholly-owned SGI subsidiary, entered into an agreement in 1995 to test a series of crude oil and Resid oil samples provided by Maraven, a Venezuelan state-owned oil company. Laboratory data is currently being extrapolated to a larger bench scale continuous process design in order to complete this testing. Favorable results could lead to licensing and royalty agreements with Maraven and its affiliates. The Company also continued discussions in the second quarter of 1996 with the Department of Energy regarding a cooperative agreement and funding for OCET's research and development efforts. The Company is drafting a program plan to submit to the DOE, which management expects will form the basis for a cooperative research and development agreement.

           The continuing need to fund Company operations with equity-based financing is causing significant dilution. Management is committed to accelerating commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations so that equity-based financing can be minimized.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

           The Company acquired AMS effective October 30, 1995. AMS recorded net sales, cost of sales, selling, general and administrative expense and other income of $1.2 million, $952,000, $195,000 and $76,000, respectively, for the three months ended June 30, 1996. The following discussion does not include AMS's results of operations for that period.

           The Company's net loss for the three months ended June 30, 1996 decreased 47% ($642,000) compared to the same prior year period. Components of the change in net loss are discussed below.

           Engineering, research and development expenses for the three months ended June 30, 1996 decreased 77% ($347,000) from the same prior year period. SGI previously incurred LFC process marketing and candidate coal testing expenditures which are now TEK-KOL's responsibility. On-going research and development expenses relate to OCET process development.

           General and administrative expense for the three months ended June 30, 1996 decreased 32% ($98,000) from the same prior year period. Personnel and overhead reductions, instituted during the last two quarters of 1995, have caused on-going general and administrative expenses to decrease.

           Depreciation and amortization expense for the three months ended June 30, 1996 decreased 43% ($108,000) from the same prior year period. Certain LFC process related assets were written down in 1995 based on management's net realizable value estimates. The 1995 write-downs cause depreciation and amortization expense to be lower in future periods.

           Interest expense decreased 61% ($142,000) from the same prior year period. The conversion of debt into equity during 1995 and 1996, and prior recognition of note discount amortization, have caused interest expense to decrease.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

           The Company acquired AMS effective October 30, 1995. AMS recorded net sales, cost of sales, selling, general and administrative expense and other income of $2.2 million, $1.7 million, $443,000 and $76,000, respectively, for the six months ended June 30, 1996. The following discussion does not include AMS's results of operations for that period.

           The Company's net loss for the six months ended June 30, 1996 decreased 39% ($1.2 million) compared to the same prior year period. Components of the change in net loss are discussed below.

           Engineering, research and development expenses for the six months ended June 30, 1996 decreased 77% ($858,000) from the same prior year period. SGI previously incurred LFC process marketing and candidate coal testing expenditures which are now TEK-KOL's responsibility. On-going research and development expenses relate to OCET process development.

           General and administrative expense for the six months ended June 30, 1996 increased 1% ($7,000) from the same prior year period. After adjusting for a 1996 non-cash stock compensation charge of $158,000, on-going general and administrative expense decreased 20% ($151,000). Personnel and overhead reductions, instituted during the last two quarters of 1995, have caused on-going general and administrative expenses to decrease.

           Legal and accounting expense for the six months ended June 30, 1996 increased 74% ($260,000) over the same prior year period. After adjusting for a 1996 non-cash stock compensation charge of $316,000, on-going legal and accounting expense for the six months ended June 30, 1996 decreased 16% ($55,000).

           Depreciation and amortization expense for the six months ended June 30, 1996 decreased 39% ($194,000) from the same prior year period. Certain LFC process related assets were written down in 1995 based on management's net realizable value estimates. The 1995 write-downs cause depreciation and amortization expense to be lower in future periods.

           Interest expense decreased 49% ($232,000) from the same prior year period. The conversion of debt into equity during 1995 and 1996, and prior recognition of note discount amortization, have caused interest expense to decrease.

                         LIQUIDITY AND CAPITAL RESOURCES

           The Company acquired AMS effective October 30, 1995. The discussion on Liquidity and Capital Resources includes the effect of this transaction unless otherwise indicated.

           The Company had positive working capital of $279,000 at June 30, 1996 and negative working capital of $3.9 million at June 30, 1995. The improvement was achieved primarily through equity sales and conversion of notes payable and accrued expenses into equity. The funds raised through equity sales have been used to finance current obligations and to satisfy current operating requirements. The Company plans to finance future activities through the sale of equity securities and the collection of receivables.

           The Company has notes payable ($4.3 million) and interest payable ($0.4 million) which are due September 30, 1997. The Company expects these liabilities to be satisfied by equity sales and increased positive cash flows from AMS's operations.

           The Company's financing activities raised approximately $1.2 million and $1.9 million during the six months ended June 30, 1996 and 1995, respectively. These funds were raised primarily through the private placement of debt and equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

           The Company's investing activities were minimal during the six months ended June 30, 1996 and 1995.

           Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions. The Company has recorded contributions payable to TEK-KOL of $99,000 at June 30, 1996. Management believes substantially all of the 1996 funding requirements for TEK-KOL will be paid by third parties with whom TEK-KOL has, or expects to have, agreements. The Company will be required to contribute approximately $750,000 towards the 1996 TEK-KOL operating budget if none of these agreements are consummated.

           The Company does not have material commitments for capital expenditures as of June 30, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

                     None

ITEM 5.              EXHIBITS AND REPORTS ON FORM 8-K

                     1.        EXHIBITS

                               None

                     2.        REPORTS ON FORM 8-K

                               None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

By:  /s/ JOSEPH A. SAVOCA                                         August 5, 1996
    ----------------------------------
     Joseph A. Savoca,
     Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                           Title                            Date
       ----                           -----                            ----
                              Chief Executive Officer             August 5, 1996
/s/ JOSEPH A. SAVOCA          and Chairman of the Board
- --------------------
Joseph A. Savoca