Form 10-Q
period 1996-09-30
SGI INTERNATIONAL
filed 1996-11-14
CIK 737955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q




(Mark One)

[ X ]Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934


For the period ended September 30, 1996
or

[   ]Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission File Number 2-93124
SGI International
(Exact name of registrant as specified in its charter)


Utah
(State or other jurisdiction of incorporation or organization (I.R.S. Employer Identification No.)
33-0119035

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

[ X ] Yes      [   ] No


The number of shares of Common Stock, no par value, outstanding as of October 29,1996 was 6,081,827.


TABLE OF CONTENTS

FORM 10-Q




PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations
Condensed Consolidated Statement of Stockholders'
Equity (Deficit)
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial
Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS



PART II.  OTHER INFORMATION


SIGNATURES


SGI INTERNATIONAL
CONSOLIDATED BALANCE SHEETS

                                     September 30,    December 31,
                                        1996              1995
                                    (Unaudited)
Assets
Current assets:
  Cash                             $  1,222,291       $   74,154
Trade accounts receivable               772,443          341,352
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                62,168          271,448
  Inventories                            82,007           68,289
  Other current assets                   65,375          114,143

Total current assets                  2,204,284          869,386
LFC Process related assets:
   Notes receivable                   1,429,903        1,123,948
   Royalty rights                     1,964,063        2,199,750
   LFC Cogeneration project             552,742          631,705
   Investment in TEK-KOL Partnership    507,656          596,276
   Australia LFC project                152,035          173,754
   Other technological assets            27,742           26,440
   Process demonstration equipment         -             153,781
                                      4,634,141        4,905,654

Property and equipment                  298,948          249,328
Goodwil                                 443,369          479,318
Other assets                                              12,876
                                    $ 7,580,742      $ 6,516,562

See notes to condensed consolidated financial statements.


SGI INTERNATIONAL CONSOLIDATED BALANCE SHEETS


                                    September 30,     December 31,                                           ,
                                        1996             1995
                                     (Unaudited)
Liabilities and stockholders' equity (deficit)
Currentliabilities:
  Accounts payable                 $   685,735       $  683,583
  Billings in excess of cost and
   estimated earnings on
   uncompleted contracts               315,030          175,745
 Current maturities of long-term
   notes payable                     4,442,500          909,016
 Notes payable to Director               -              304,000
 Accrued salaries, benefits and
  related taxes                        236,732          279,103
 Royalties payable to related party       -             141,790
 Contributions payable to TEK-KOL         -             336,476
 Interest payable                      543,933          139,663
 Other accrued expenses                269,740          269,089
Total current liabilities            6,493,670        3,238,465

Interest payable                          -             276,425
Long-term notes payable, less
  current maturities                   126,125        4,631,250
Commitments and contingencies

Stockholders' equity (deficit)
  Covertible preferred stock               862             1,037
  Common stock                      35,978,748        32,255,357
  Paid-in capital                    6,464,518         4,582,215
  Acccumulated deficit             (41,369,275)      (38,159,764)
  Notes receivable from employees     (113,906)         (308,423)
Total stockholders' equity (deficit)   960,947        (1,629,578)
                                   $ 7,580,742      $  6,516,562

See notes to condensed consolidated financial statements.


SGIINTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

            Three months ended September 30,  Nine months ended September 30,
                                1996        1995       1996         1995
Revenues:
  Net sales                     659,471          -     2,906,415          -
  Other                          55,714         242      278,234       33,819

                                715,185         242    3,184,649       33,819

Cost and expenses:
  Cost of sales                 805,086        --      2,551,285        --
  Research and development      273,720     179,439      531,054    1,294,508
  Loss on investment in TEK-KOL 272,098        --        219,120        --
  Selling, general
    and administrative          499,661     637,647    1,497,365    1,224,573
  Legal and accounting          147,557     131,600      760,722      483,859
  Depreciation and amortization 127,803   1,820,971      436,855    2,323,577
  Interest                      154,374     293,890      397,759      768,573
                              2,280,299   3,063,547    6,394,160    6,095,090
Net loss                    $(1,565,114)$(3,063,305) $(3,209,511) $(6,061,271)
Net loss per share             $  (0.27)   $  (1.03)    $  (0.63)    $  (2.41)
Average common shares         5,829,019   2,969,233    5,115,776    2,510,031

See notes to condensed consolidated financial statements.


SGI INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                                 Convertible preferred stock   Common stock
                                       Shares   Amount      Shares      Amount
Balances at December 31, 1995         103,729   $1,037    3,859,671  $32,255,357
  Issuance of common stock for cash                       1,579,059    2,834,160
  Issuance of common stock for notes
    payable interest and services                          566,489      651,166
  Conversion of convertible preferred
    stock into common stock          (17,581)    (176)      26,120      238,065
  Issuance of convertible preferred
    stock for notes payable, interest
    and other liabilities                102        1
Redemption of convertible preferred stock (1)      --
Warrants granted for accounts payable, notes
    payable, interest and services
Compensation expense related to warrants
    exercised for notes receivable
Collection of notes receivable
Net loss
Balances at September 30, 1996     $  86,249    $ 862    6,031,339 $ 35,978,748



                                                                        Total
                                 Paid-in    Accumulated     Notes  stockholders
                                 capital      deficit    receivable    equity
                                                                     (deficit)
Balances at December 31, 1995 $4,582,215  $(38,159,764) $(308,423) $(1,629,578)
 Issuance of common stock
    for cash                                                         2,834,160
Issuance of common stock for
    notes payable, interest
    and services                                                       651,166
Conversion of convertible preferred
    stock into common stock      (235,829)                               2,060
Issuance of convertible preferred
    stock for notes payable, interest
    and other liabilities       1,543,646                            1,543,647
Redemption of convertible
    preferred stock               (41,222)                             (41,222)
Warrants granted for accounts
    payable, notes payable,
    interest and services         141,603                              141,603
Compensation expense related to
    warrants exercised for notes
    receivable                    474,105                              474,105
Collection of notes receivable                             194,517     194,517
Net loss                                     (3,209,511)            (3,209,511)
Balances at September 30, 1996 $6,464,518  $(41,369,275) $(113,906)   $960,947

See notes to condensed consolidated financial statements.



SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                               Nine months ended September 30,
                                                      1996           1995
Operating activities
Net loss                                          (3,209,511)    (6,061,271)
Adjustments to reconcile net loss to net
  cash flows used for operating activities:
  Depreciation and amortization                      511,189        755,556
  Write-down of LFC Process related assets                 -      1,568,021
  Amortiztion of note discounts                            -        119,011
  Equity issued for interest, services and
    notes receivable                                 710,800        231,000
  Changes in assets and liabilities:
  Receivable from joint venture partner                    -         45,823
  Trade accounts receivable                         (221,811)             -
  Inventories                                        (13,718)             -
Receivable from officers and directors                     -        396,961
Other current assets                                  48,768         84,451
Accounts payable                                       2,152        (21,852)
Billings in excess of costs and estimated
   earnings uncompleted contracts                    139,285              -
Accrued salaries, benefits and related taxes         (42,371)       (35,634)
Royalty payable to related party                    (141,790)      (100,564)
Contribution payable to TEK-KOL                     (236,476)             -
Interest payable n                                   127,845        142,856
Other accrued expenses                                   651        222,395
Net cash flows used for operating activities      (2,324,987)    (2,653,247)

Investing activities
LFC process related assets:
  Collectin of notes receivable and interest         400,000        137,561
  Additions to other technological assets             (1,302)       (33,183)
  Additions to process demonstration equipment             -        (31,512)
  Investment in TEK-KOL                               88,620       (122,000)
Purchase of property and equipment                  (134,710)        48,930
Other assets                                          12,876              -
Redemption of preferred stock                        (41,222)             -
Net cash flows provided by (used for) investing
   activities                                        324,262           (204)

Financing activities
Proceeds from issuance of note payable               215,000        699,286
Payments of notes payable                            (96,875)      (536,025)
Proceeds from issuance of preferred stock                  -      1,113,942
Proceeds from issuance of common stock             2,836,220        893,990
Collection of notes receivable                       194,517              -
Net cash flows provided by financing activities    3,148,862      2,171,193
Net increase (decrease) in cash                    1,148,137       (482,258)
Cash at beginning of period                           74,154        551,299
Cash at end of period                              1,222,291         69,041

See notes to condensed consolidated financial statements.



SGI International
Notes to Condensed Consolidated
Financial Statements September 30, 1996
(Unaudited)

(1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International (the Company) for the three and nine months ended September 30, 1996 and 1995 are unaudited. These financialstatements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of September 30, 1996, and the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September
30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.
For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1995 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(2) ORGANIZATION AND BUSINESS

The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

The Company's principal assets are related to the LFC (Liquid From Coal) Process. The recovery of these assets is dependent upon future events, including the Company's ability to attract sufficient additional financing needed to fund its portion of the TEK-KOL Partnership, which is responsible for completion and commercialization of the LFC Process. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Projections and Estimates

The projections, estimates and opinions of management contained herein relative to the LFC and OCET Processes and to the business of the Company are forward looking statements of management's belief; thus, there can be no assurance that these projections, estimates, or opinions of management will ultimately be correct or that actual results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET
Process is actually commercialized and operating revenues are actually earned, there can be no assurance that such events will occur. The
Company undertakes no obligation to publicly release the results of any revisions to these forwardlooking statements, which are made herein, to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company reported stockholders' deficits at December 31, 1995 and March 31, 1996 of $ 1.6 million and $1.0 million, respectively. The
Company reported stockholders' equity of $1.0 million at September 30, 1996. The improvement of stockholders' equity results from equity sales for cash, and conversion of notes payable, accrued expenses and other liabilities into equity. After excluding AMS's operations, the Company's net loss on a comparative basis for the three and nine month periods ended September 30, 1996 has decreased 58% and 49%, respectively, compared to the same prior year periods.
Management believes the financial condition of the Company has improved and will continue to improve in the coming months. Many challenges are ahead as TEK-KOL, Mitsubishi Heavy
Industries, Mitsui, Ziegler and the Company commercialize the LFC process. Expenditures for OCET process development are continuing and are expected to increase.

The OCET process has been demonstrated in laboratory experiments for a variety of California resids, showing how the distillate yield depends on the resid properties. Venezuelan material is also being tested to determine its separation characteristics.

Laboratory work is underway to optimize the process steps for resid derived from the larger petroleum fields, as well as to characterize the OCET products as a function of the processing parameters. This information will be necessary to design a refinery-scale system, capable of processing resids from various crude sources while generating the most valuable final products from the resid.

To reach the commercialization stage, a series of demonstration unitsof increasing scale are under development.

The continuing need to fund Company operations with equity based financing is causing dilution.
Management is committed to accelerating
commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations so that equity-based financing can be minimized.

The report of the Company's independent auditors for the year ended December 31, 1995 contains an emphasis paragraph as to the Company's ability to continue as a going concern. As discussed in Liquidity and Capital Resources, the Company has short-term and long-term liquidity deficiencies.
The Company's ability to continue as a going concern is dependent upon successful financing of its immediate working capital requirements and successful commercialization of the LFC and OCET technologies. The Company is engaged in license marketing activities and negotiations to secure additional financing. If immediate working capital requirements are not successfully financed and/or the LFC and OCET technologies cannot be successfully commercialized, then the adverse impact on the business and operations of the Company could be material.

Results of Operations

Three months ended September 30, 1996 compared to Three months ended September 30, 1995.

The Company acquired AMS effective October 30,
1995. AMS recorded net sales, cost of sales, selling, general and administrative expense and other income of $659,000, $805,000,$160,000 and
$34,000, respectively, for the three months ended
September 30, 1996. The following discussion does not include AMS's results of operations for that period.

The Company's net loss for the three months ended
September 30, 1996 decreased 58% ($1.8 million) compared to the same prior year period.
Components of the decrease in net loss are discussed below.

Research and development expenses for the three months ended September 30, 1996 increased 53%
($94,000) from the same prior year period. The increase relates to efforts expended to develop the OCET process.

General and administrative expense for the three months ended September 30, 1996 decreased 47%
($298,000) from the same prior year period.
Personnel and overhead reductions, instituted during the last two quarters of 1995, have caused on-going general and administrative expenses to decrease.

Depreciation and amortization expense for the three months ended September 30, 1996 decreased
93% ($1.7 million) from the same prior year period. Certain LFC process related assets were written down in 1995 based on management's net realizable value estimates. The 1995 write-downs cause depreciation and amortization expense to be lower in future periods.

Interest expense for the three months ended
September 30, 1996 decreased 47% ($138,000) from the same prior year period. The conversion of debt into equity during 1995 and 1996, and prior recognition of note discount amortization, have caused interest expense to decrease.

Nine months ended September 30, 1996 compared to Nine months ended September 30, 1995.

The Company acquired AMS effective October 30,
1995.  AMS
recorded net sales, cost of sales, selling, general and administrative expense and other income of $2.9 million, $2.6 million, $564,000 and $110,000, respectively, for the nine months ended September 30, 1996. The following discussion does not include AMS's results of operations for that period.

The Company's net loss for the nine months ended
September 30, 1996 decreased 49% ($2.9 million) compared to the same prior year period.
Components of the decrease in net loss are discussed below.

Research and development expenses for the nine months ended September 30, 1996 decreased 59%
($763,000) from the same prior year period. SGI previously incurred LFC process marketing and candidate coal testing expenditures which are now
TEK-KOL's responsibility. On-going research and development expenses relate to OCET process development.

General and administrative expense for the nine months ended September 30, 1996 decreased 24%
($291,000) from the same prior year period.
After adjusting for a 1996 non-cash stock compensation charge of $158,000, on-going general and administrative expense decreased 37%
($449,000). Personnel and overhead reductions, instituted during the last two quarters of 1995, have caused on-going general and administrative expenses to decrease.

Legal and accounting expense for the nine months ended September 30, 1996 increased 57% ($277,000) over the same prior year period. After adjusting for a 1996 non-cash stock compensation charge of $316,000, on-going legal and accounting expense for the nine months ended September 30, 1996 decreased 8% ($39,000).

Depreciation and amortization expense for the nine months ended September 30, 1996 decreased
81% ($1.9 million) from the same prior year period. Certain LFC process related assets were written down in 1995 based on management's net realizable value estimates. The 1995 write-downs cause depreciation and amortization expense to be lower in future periods.

Interest expense for the nine months ended
September 30, 1996 decreased 48% ($370,000) from the same prior year period.
The conversion of debt into equity during 1995 and 1996, and prior recognition of note discount amortization, have caused interest expense to decrease.

Liquidity and Capital Resources

The Company acquired AMS effective October 30,
1995.  The discussion on Liquidity and Capital
Resources includes the effect of this transaction unless otherwise indicated.

As of September 30, 1996, the Company had current assets totaling $2.2 million, including cash of $1.2 million, and a working capital deficit of $4.3 million. The Company anticipates continued operating losses over at least the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 1996.
Short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of equity securities and proceeds from joint venture agreements. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research efforts would be reduced. The
Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company's financing activities raised approximately $3.2 million and $2.7 million during the nine months ended September 30, 1996 and 1995, respectively. These funds were raised primarily through the private placement of debt and equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

During the nine months ended September 30, 1996, the Company collected $400,000 of the notes receivable obtained in 1988 from the sale of the Colstrip Project to the Rosebud Energy shareholders. The Company's investing activities were minimal during the nine months ended
September 30, 1995.

Additional capital contributions to the TEK-KOL
Partnership are expected to be required from time to time prior to profitable operations. The
Company is required to contribute one-half of any such required capital contributions.

The Company does not have material commitments for capital expenditures as of September 30, 1996.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 8, 1996, SGI and OCET filed a Complaint
For Declaratory Relief To Determine Rights And
Obligations Under A Written Contract, in the
Superior Court of The State of California, County of San Diego, seeking to obtain a judicial determination that Asian Investment Advisors, a Caymans Corporation, breached a certain joint venture agreement between the parties, resulting in a discharge of SGI/OCET's obligations under the agreement. As of the date hereof, no answer to the Complaint has been filed.

ITEM 5.  EXHIBITS AND REPORTS

ON FORM 8-K 1.  Exhibits

None

2.  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

By:  /s/ JOSEPH A. SAVOCA  November 13, 1996
Joseph A. Savoca,
Chief Executive Officer


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name Title Date

/s/ JOSEPH A. SAVOCA   November 13, 1996
Joseph A. Savoca
Chief Executive Officer and Chairman of the
Board