Form 10-K
period 1996-12-31
SGI INTERNATIONAL
filed 1997-04-15
CIK 737955

PART I


ITEM 1:        BUSINESS

SGI International's principal business is developing and marketing energy technologies. The Company developed the patented Liquids From
Coal Process ("LFC Process"), which upgrades low-rank coal into a higher Btu coal called process derived fuel ("PDF"), produces a hydrocarbon liquid called Coal Derived Liquid ("CDL" ) and concurrently produces coal gas, a non-condensable gas, that is used for process heating. SGI is marketing the LFC technology both in the United States and internationally through the TEK-KOL Partnership ("TEK-KOL"). SGI is also developing the Opti-Crude Enhancement Technology ("OCET Process"), which is designed to deasphalt the residue ("Resid") from oil refining. In 1995, SGI acquired Assembly & Manufacturing Systems, Inc. ("AMS"), a system integrator of automated assembly equipment marketed to large, established biomedical, automotive, electronics, and computer companies in the United States.

The LFC Process.   The LFC Process upgrades low-rank coal, and produces
CDL, which has characteristics similar to No. 6 fuel oil. There are environmental and economic reasons for upgrading subituminous and lignite coal. Foremost among these reasons is the need to accommodate the increasing use of coal for electric power generation, while simultaneously meeting national and international goals for environmental protection.

The LFC Process is a drying/partial pyrolysis technology, which uses low-rank coal as a feedstock. Depending upon processing parameters, the mild pyrolysis step of the LFC Process removes water and over sixty percent of the volatile matter from the low-rank coal.

The major element of the pyrolysis mass balance is PDF. Depending upon feedstock coal moisture and volatile matter, over one-half of each ton of coal processed becomes PDF, and about 10% of each ton ends up as CDL, with the remainder as water vapor or non-condensable gas.

The Company believes four key factors in the LFC Process differentiate it from other coal cleaning, liquefaction, or gasification technologies. First, the process simultaneously produces solids, liquids and gas. Second, the control system regulates the coal heating rate and temperature level to control the governing kinetics of gasification and stabilization reactions. Third, the PDF is stabilized and does not self-ignite. Fourth, for the purpose of controlling the gasification conditions (to obtain the desired co-products), computer models of coal reaction kinetics, sensors, and servo-mechanisms have been incorporated into the control system.

Low rank coal is characterized by a high-water content and low-heat value.
The high water content increases shipping cost per Btu and the low heat value reduces boiler efficiency. The Company estimates the transportation cost component of the delivered price of coal to be three to five times the cost of the coal at the mine. SGI expects that proposed LFC plants should reduce the per Btu transportation cost of coal by removing water and increasing the Btu content of the coal. PDF contains approximately 11,500 Btu's per pound, and is therefore a high grade fuel. The sulfur in PDF is stabilized to reduce pollution when it is subsequently burned as fuel. Therefore, the company believes PDF should be able to compete against low sulfur high-grade or bituminous coal.

The TEK-KOL Partnership. The LFC Process is owned by the TEK-KOL Partnership. TEK-KOL was formed in 1989 by the Company and Shell Mining Company ("SMC" recently renamed as "Blue Grass Coal Development Company") to further develop and commercialize the LFC Process. In 1992, all of the assets of SMC were purchased by Zeigler Coal Holding Company ("Zeigler"), one of the largest coal producing companies in the United States.

In 1989, ENCOAL Corporation ("ENCOAL"), a Blue Grass Coal Development
Company ("Blue Grass") subsidiary, and the U.S. Department of Energy ("DOE") jointly committed up to $72.6 million under the U.S. government's Clean Coal Technology Program for the construction and two-year operation of a 1,000 ton per day capacity "Clean Coal Demonstration Plant" using the LFC Process. The plant is owned by ENCOAL and located at the Buckskin Mine near Gillette, Wyoming. The construction and start-up phases were completed in 1992. In
June 1994, the plant completed a two year testing and demonstration program and commenced production of PDF and CDL. In October 1994, ENCOAL and the DOE agreed to co-fund $18 million for two additional years of plant operation, commencing in September 1994. 75,000 tons of PDF have been shipped to five major U.S. utilities for testing as a fuel for the production of electric power and more than 3,800,000 gallons of CDL have been delivered to seven industrial users and one steel mill. Additionally, the company believes laboratory characteristics of CDL and process development efforts have shown that CDL can be upgraded into significantly higher value chemical feedstocks and transportation fuels. During 1996, the continued operation of ENCOAL's Plant has provided important LFC Process design data and engineering parameters, which support TEK-KOL's marketing of LFC plants to potential project sponsors, equipment suppliers, and financing sources in the Pacific Rim, the United States, and Europe.

During 1996, the Company and TEK-KOL made significant progress in further developing aspects of and in marketing the LFC Process. In conjunction with Mitsubishi Heavy Industries ("Mitsubishi" or "MHI"), comprehensive engineering plans, designs and economic analyses have been prepared for a future LFC plant to be built in the Powder River Basin in the United States. Those engineering plans, designs, and economic analyses have then been adapted for proposed projects in Indonesia, and may be adapted for proposed projects in Russia, China, Australia and other locations. TEK-KOL, in concert with Mitsubishi, is marketing the LFC Process for future LFC plants in Indonesia and in other areas of the Pacific Rim.

LFC plants will need to be substantially funded by third parties, including licensees, affiliated entities, institutional lenders, trading companies, and joint ventures, which may include coal producers and users as participants. TEK-KOL has previously issued licenses to a unit of Zeigler for the ENCOAL Demonstration Plant and for Ziegler's first commercial plant.

Under the terms of the TEK-KOL Partnership Agreement "fully operational" is defined as the ENCOAL LFC plant meeting design criteria (90% availability for three (3) consecutive months). As a result of the ENCOAL Plant becoming operational and the Partnership Agreement being amended, the distribution of certain cash receipts from TEK-KOL is now set at 75% to SGI and 25% to Blue Grass, until SGI receives $2,000,000. Thereafter, distributable Partnership income, except for the payment for services will be distributed equally to both partners.

The above described TEK-KOL Partnership terms do not fully describe the various related contractual agreements between Blue Grass and SGI, all of which are on file with the Securities and Exchange Commission. The agreements may also be examined during business hours at the Company's corporate offices in La Jolla, California.

LFC and CDL Markets

Domestic Markets.   A marketing study completed for TEK-KOL indicates that
there is a current unsatisfied demand for PDF, which the Company believes should increase significantly in the U.S. by the year 2000 because of the Clean Air Act and amendments thereto. The U.S. Clean Air Act requires significant reductions in Sulfur Dioxide (SO2) in Nitrous Oxide (NOx) by the year 2000, thereby creating a challenge for industry and energy suppliers, which the Company believes is a great opportunity for marketing PDF.

Potential purchasers of PDF are utilities, who could burn PDF in boilers for the production of electricity and steel manufacturers who could burn PDF in place of coke in state of the art steel manufacturing facilities. For PDF to be used as a reductant for direct iron ore reduction it must meet steel manufacturer's criteria, that total carbon must be at least 75%, residual volatile matter must not exceed 15%, and total sulfur must not exceed 1%.
An even lower sulfur content, on the order of .03%, is desirable. Testing at the Gillette, Wyoming LFC Demonstration Plant has shown that slightly more severe LFC processing enables the PDF to meet the above carbon and volatile matter specifications.

The company believes that CDL can be sold as a residual fuel oil in Asian markets at a price of between $16-20 a barrel, which is sufficient with the higher price of PDF in the same markets to provide an acceptable return on equity. However, in the United States the price of residual fuel oil is relatively low in comparison to Asian prices. Because certain of the chemical components of CDL have significantly greater value as chemical feedstocks, TEK-KOL has determined that the best method to maximize profits would be to further refine the CDL into Cresylic acid feedstocks, heavy gas oils, coal tar pitch and oxygenates.

Cresylic acid is used as a feedstock to produce phenols, ortho-cresols, meta and para cresols, xylenol, and other products, which have applications for a host of products, including resins, adhesives, insectisides, plasticizers, fuel additives, pharmaceuticals, flavors, fragrances, and other items. The gas oil can be used directly by a refinery to produce gasoline and kerosine. Coal tar pitch potentially can be used for electrode binders, roofing, roads and specialty materials. The oxygenates can be refined into catechols. TEK-KOL is presently working on further refining CDL to maximize the return on these subcomponent products.

The Company believes most promising areas for developing LFC Plants in the U.S. are the subituminous coal deposits in the Powder River Basin (the "PRB"). Close behind are the lignites in North Dakota, and in Texas, near San Antonio. Testing of these coals by the TEK-KOL Development Center Sample Production Unit shows that they can be economically upgraded by the LFC process.

Coals from the central and eastern U.S. are not good candidates for the LFC Process. These coals are more costly to mine than western subituminous coals, leaving less margin for upgrading. Further, while the LFC Process is very effective at removing organic sulfur, these coals when burned in a utility boiler still have too much metallic sulfur after processing to meet the Clean Air Act requirements.

Powder River Basin.   The Department of Energy's Energy Information
Adminstration 1997 report notes that a large portion of the extensive U.S. coal reserves lie in the PRB of Montana and Wyoming. Subituminous and low in sulfur, the Company believes this coal is ideal for processing by the LFC Technology. The southern end of the PRB in Wyoming has very low sulfur and low ash coal. PDF from this region may have an increased value for metallurgical applications or as a super compliance low SO2 blending material.

A Phase II technical and economic feasibility study was completed on one potential PRB site in 1996. This study was for a commercial-size LFC Plant to be located at Triton Coal Company's North Rochelle Mine site. The proposed project includes three 5,000 metric tons feed coal per day LFC modules, a 240 MW cogeneration plant, and CDL upgrading facilities integrated with the mine-site infrastructure. The results of the study showed that the project had an adequate return on total capital employed. As a consequence of the study a unit of Ziegler filed an application for an Air Quality Permit with the State of Wyoming in November of 1996, and applications for Land Quality and Industrial Siting Permits were filed in early January 1997. The Industrial Siting Permit was issued in February. Mitsubishi International and a subsidiary of Zeigler executed an Engineering, Procurement, and Construction Agreement on December 30, 1996, for the construction of a 15,000 metric tons per day of coal feedstock, $460 million LFC Plant.

North Dakota.   Significant reserves of lignite are present in the Williston
Basin of North Dakota. Tests of some of these coals have indicated that they are good candidates for being upgraded by the LFC Process. The coal seams are relatively thick, and the sulfur and ash content low, although not as low as in the PRB.

Texas.   Numerous tests of Texas lignites have been conducted at the
Development Center. Some of the lignites have proved to be good candidates for upgrading using the LFC Process. The two most likely potential applications of the LFC Process in Texas would either be in exporting upgraded Texas lignites or applying the LFC Process in place of an existing drying process.

International Markets

The Asian Market.   The developed areas of East Asia -- Japan, Taiwan, South
Korea, and Hong Kong -- currently import expensive high-grade bituminous coals. The Company believes these imports can be replaced in many markets by upgraded coal produced by LFC plants. Therefore, TEK-KOL is focusing its Pacific Rim marketing efforts on Indonesia, Russia, as well as China and countries which have large reserves of low-grade coal. Laboratory testing by SGI and TEK-KOL indicates that some of this coal can be upgraded.

Indonesia.   Approximately 93% of Indonesia's reported 36+ billion metric tons of reserves are in the form of subituminous and lignite coal. Approximately 70% of the reserves are located on the island of Sumatra and the other 30% on the island of Kalimantan. The vast majority of the mines are open-cut operations with thick seams. Most are located near the coast or close to a navigable river with access to international as well as domestic markets.

Indonesia's rapid economic growth during the past decade has fueled an increase in the demand for electric power that has grown at a rate of 11-15% per year. Although Indonesia has been a major exporter of oil, as a result of the surging domestic growth and its limited oil reserves, it is expected to become a net importer of petroleum by the year 2000. Thus, the Company believes a significant portion of the coal production should be directed to feeding growing domestic electric power and industrial needs. Indonesia also requires foreign exchange credits necessary to grow its economy. Consequently, the Company believes it is under strong pressure to exploit its vast reserves of subituminous and lignite coal in the export market.

TEK-KOL has been developing relationships and marketing the LFC Technology in Indonesia for over 5 years. The coal industry is dominated by P.T. Tambang Batubara Bukit Asam ("PTBA"), the state coal mining corporation which operates under the Ministry of Mines and Energy. The structure of the industry, includes state owned mines operated by PTBA, national and private companies operating pursuant to coal concession contracts with PTBA, and a few local area coal cooperatives.

The Company believes using the LFC Process to upgrade low-rank Indonesian coal would permit it to become competitive in the steam coal export markets of Japan, South Korea, Taiwan and Hong Kong. Since much of the Indonesian coal deposits are low in sulfur, the resulting PDF also should be particularly attractive to markets in Japan.

For the above reasons TEK-KOL is working with Mitsubishi and other Japanese firms in the development of LFC projects in Indonesia as well as other parts of Asia. TEK-KOL is attempting to develop several LFC plants in Indonesia. Two comprehensive feasibility or Phase II studies have been completed in Indonesia jointly with the respective owners of two separate coal mines. One of the studies was completed with the government-owned coal company, PTBA, relative to their coal mine in the Tanjung Enim area of South Sumatra. PTBA received a $200,000 grant from the U.S. Trade and Development Agency to be paid to SGI for one-half of SGI's costs in preparing a feasibility study for this area. That comprehensive feasibility study indicates that the project has both technical viability and an attractive rate of return. Based on the results of the study the parties have entered into an agreement to accomplish those additional tasks necessary to obtaining financing for an LFC Plant at this location. The other completed comprehensive feasibility study was performed in conjunction with a private mining concessionaire for a proposed project in the Musi Rawas region of South Sumatra. That study indicates that an LFC
Plant at that particular location is technically feasible, but that its economic attractiveness is dependent on the coal cost FOB LFC Plant. Discussions are ongoing to determine whether a reasonable cost for the coal can be obtained to make the project sufficiently attractive to continue its development. Additional Phase I Preliminary Technical Feasibility Study Reports have been completed on fifteen coal samples from four mining areas in Indonesia. Two new Phase I Preliminary Technical Feasibility Studies are underway for two private companies in Indonesia. Additional Indonesian opportunities are being analyzed by TEK-KOL.

Russia.   TEK-KOL has entered into negotiations for a Phase II Technical
Feasibility Study on Karakanskii coal from the Kuzbass region (Siberia) of Russia. Several private and regional government entities are involved. A preliminary economic evaluation indicates that the project appears economically viable. A combination of Russian private and regional governmental agencies will pay $150,000 for their portion of the study cost. Due to the lack of hard currency in Russia, the involvement of Mitsubishi or some similar company will likely be necessary for there to be any likelihood of an LFC plant being built there.

Japan.   Japan is the largest importer of coal in the world, accounting for 30%
of the world's seaborne-traded coal. The Company expects continued growth in Japan's imports of steam coal. To provide an entry into Asian coal markets, TEK-KOL is working to develop strategic relationships with Japanese coal and oil importers, equipment suppliers, and financial institutions that are evaluating possible participation in the development of LFC plants. TEK-KOL has entered into an agreement effective February 8, 1996, with Mitsubishi, which will assist in marketing LFC plants. The agreement provides MHI with an option to obtain an exclusive to set its own scope of supply for providing equipment and services to LFC plants developed on the Pacific Rim. MHI can exercise this option at any time up to January 1, 1998. If MHI exercises its option to set its own scope of supply it will pay TEK-KOL $500,000 every six months during a four year term of the exclusive. Either MHI or TEK-KOL can terminate the exclusive by giving written notice. The agreement also provided that MHI would assist TEK-KOL in completing engineering for a Powder River Basin LFC plant and then adapt that engineering to specific international projects. The engineering for Zeigler's North Rochelle LFC Plant has been completed and has been adopted for two seperate Indonesian projects. Mitsui SRC Development Company also entered into an agreement with TEK-KOL in 1996 to assist in developing a marketing study for PDF and CDL for the Japanese Market. That study shows that PDF can be sold at attractive prices in Japan in both the steaming coal utility market and the Pulverized Coal Infection
(PCI) steel making market. Mitsui and Mitsubishi have also agreed to assist in developing technology and methods for upgrading CDL in order to increase the value derived from CDL sales.

China.   Management believes that China represents a marketing opportunity for programs to upgrade low-rank coal reserves for export and possible domestic use. Proposed LFC plants in China could export upgraded coal to Japan, South Korea, Taiwan and other industrialized areas of East Asia. Specifically, SGI as the agent for TEK-KOL, has previously signed six Letters of Intent with coal officials in five provinces of China to proceed with evaluation and development of LFC plants in Shandong, Liaoning, the Yunan Province, and the Inner Mongolia Autonomous Area. TEK-KOL intends to meet with a number of the parties in late 1997, in China and attempt to negotiate agreements to perform Phase II studies relative to some of these projects. Phase I Preliminary Technical feasibility studies have been completed on coals from three mining areas. There are several potential candidates that TEK-KOL intends to pursue for further development in 1997. The near term opportunities are: The Longkou Mine in Shandong Province; Ehalainuoer Mine in Inner Mongolia Autonomous Region; and the Shengli Open-Pit Mine in Inner Mongolia. The Shengli Mine is expected to open before 2000 and its mining costs should be very low because of the low stripping ratios and modern mining methods.

China is the largest producer as well as the largest coal consumer in the world. Over one-third of Chinese coal production is located in the three northern provinces of Shanxi, Shaanxi and Inner Mongolia. However, due to significant transportation and infrastructure problems, it is not always possible to move coal within China to meet local needs. As a result of the extremely high economic growth in the southern and eastern coastal regions of China accompanied by a parallel demand for new electric power, there are predictions that China may require imports of coal in the range of 10-50 million tons per year by 2010.

For these reasons, China is viewed as one of the prime candidates for the application of the LFC Technology. The Company believes the LFC Technology offers China the opportunity: (a) to more efficiently and effectively employ its vast resources of coal; (b) to conserve scarce and valuable railroad assets as a result of the moisture reduction aspect of the LFC Technology; (c) to vastly expand its exports into the world steam coal and metallurgical markets, and to generate needed foreign revenue; (d) to augment valuable and increasingly scarce petroleum assets through the production of CDL; and, finally (e) to reduce the extremely severe pollution problems associated with burning high sulfur coal.

Australia.   TEK-KOL is reevaluating the potential for the application of the
LFC Process in Australia. There appear to be opportunities in the Western area of Australia and TEK-KOL is beginning an analysis of those potential coal reserves to determine the technical and economic feasibility of the application of the LFC Process to them.

Competition.   Factors which management believes may affect TEK-KOL's ability to successfully market LFC plants, include the availability and cost of delivered coal, the difference in cost between alternative fuels and coal, regulatory efforts to reduce acid rain and other pollution, regulatory incentives to increase utilization of clean coal based energy sources, and the reliability and cost effectiveness of the LFC Process relative to other competing technologies. PDF competes only against other coals. Since the only electric market for coal are the utilities that own coal fired power plants. PDF in general competes on a Btu content against other coals. However, since PDF also has certain environmental benefits it will likely command a competitive advantage.

The U.S. Clean Air Act, including Amendments thereto, requires reductions in pollution, thereby creating a challange for industry and energy suppliers, which the Company believes is an opportunity for marketing PDF. Demand fueled by the imposition of emission constraints by the Clean Air Act, will increase for low and medium sulfur coals. Phase I of the Act, which became effective on January 1, 1995, requires that 261 coal-fired generators reduce emissions of sulfur dioxide to about 2.5 pounds per MMBtu of fuel input. Beginning on January 1, 2000, Phase II imposes a permanent cap on sulfur dioxide emissions, at an average of 1.2 pounds per MMBtu for all generating units built before 1990. The Clean Air Act provides five options for bringing coal-fired units into compliance: (1) retroffitting with flue gas desulfurization equipment; (2) boiler repowering with new technologies that emit less sulfur dioxide; (3) transfer or purchase of emissions allowance; (4) reduction of plant utilization; and, (5) full or partial switching to lower sulfur fuel. Because of these factors the Company believes that PDF should be a preferred fuel compared to bituminious coal and other low sulfur coals.

The LFC Process, as applied to low-rank coal, competes with other thermal processes. Such thermal processes consist of drying, forming, or coating. Unlike the LFC Process, which produces solid and liquid co-products, all competing processes produce only an upgraded solid product.

Only one of the competitive thermal processes is being developed by a large company, Western Energy, which is a subsidiary of Montana Power. A brief description of thermal process technologies that compete with the LFC Process and their perceived advantages and disadvantages follows:

K-Fuels.   The K-Fuels Process is a batch process in which coal is injected into a vessel and brought above drying temperature at relatively high pressure, 400o C and 50 bars respectively. The solid material contains softened tar at this elevated temperature. Solids are removed from the vessel and extruded into pellets. The product is then cooled and conveyed into a storage bin. K-Fuels claims that the product will be upgraded from 7,500 Btu/lb at 30% moisture to 12,500 Btu/lb with no moisture. Broad claims of reduced NOx low ash, and maximum boiler efficiency have been made by K-Fuels.

SGI Management believes the principal advantages of the K-Fuels Process are that it qualifies for the Section 29(c) tax credit and produces a very high Btu solid product. Section 29(c) of the Internal Revenue Code provides a tax credit that today approximates $1.00, for each MMBTU of feedstock. Management believes that the disadvantages of the K-Fuels Process are that it has high technical risk (process has not been demonstrated on a large scale), and the performance of the product has never been substantiated.

Puron Process.   The Puron Process was initially developed by Food Machinery
Corporation ("FMC") to coke coal. This coking process is sequential. The coal is dried and then devolatized. The Puron Process produces a product with volatile matter of about 20% -- similar to the LFC Process PDF. The Puron Process collects the heavy liquids and uses them as a binder for the production of briquettes. The briquettes are then cooled to produce Puron's final product. Heat for the process will be produced by burning approximately 10% of the feed stock. The solid product contains approximately 13,000 Btu/lb and less than 15% moisture.

SGI Management believes the advantages of the Puron Process are that it qualifies for the Section 29(c) tax credit, it produces a high Btu solid product, and its capital and operating costs are similar to the LFC Process. Management believes that the disadvantages of the Puron Process are that it has high technical risks, the process has not been demonstrated, and no shipping, handling or test burns have been made.

Carbontec Process.   The Carbontec Process is a thermal process producing a
low moisture (8-10%), high Btu (11,000 Btu/lb) product. It is a low-temperature, low-pressure process containing three steps. The coal is first dried (deep fried) in oil. Second, the coal is reheated to recover oil. The final step is a cooling step.

The Company believes that the advantages of the Carbontec Process are that it is a low temperature, low pressure process. The Company further believes that the disadvantages of the process are that it is in an initial phase of development, and appears to have high operating costs. It uses coal combustion for a heat source.

Western Energy.   Western Energy's Synfuels Process, like the LFC Process being demonstrated at the ENCOAL LFC plant, is a DOE-sponsored project, whose funding began more than a year prior to the ENCOAL project. The Synfuels Process uses a series of vibrating fluidized beds to dry, mildly pyrolyze and cool the solid product. The heat source for this process is natural gas, and pyrolysis gas is only combusted to mitigate air emissions. The process produces solid products in two size ranges, one high-Btu ultra fine solid product, and a second high-Btu fines product. Product quality is estimated at approximately 10,500 Btu's per pound, with 12% moisture content.

SGI Management believes that the advantages of the Western Energy Process are that it qualifies for the Section 29(c) tax credit. The plant's capital cost is the lowest of all processes. It is a low temperature and low pressure process. Management believes that the disadvantages of the process are that it requires a plant, with multiple trains of equipment, with very high operating cost. The product is unstable and attempts to stabilize it decreases Btu content.

Operations and Affiliates. U.S. Clean Coal Refineries, Inc. (USCCRI), a wholly owned Delaware Corporation, OCET Corporation, a wholly owned Delaware Corporation, SGI Australia Pty. Ltd. and AMS are subsidiaries.

OCET Process

Background.   Refineries produce liquid fuels and lubricants from crude oil, leaving a tarry byproduct called petroleum residuum, or "Resid". Typically 25% to 30% of the crude oil processed at a refinery ends up as Resid, totaling some 20,000,000 barrels of Resid per day worldwide.

Resid is known to contain valuable oils and hydrocarbons suitable for reforming into refinery products. Conventional processes such as vacuum distillation are unable to recover the hydrocarbon fraction, which is locked in a complex emulsion state formed by large asphaltene molecules and stabilized by resins. Therefore, Resid is used to produce low-value products, such as heavy fuel oil and paving materials.

Many refineries use high temperature processes to transform the Resid. For example, coking is a severe thermal cracking process which transforms Resid into hydrogen and methane gas, complex liquids, and a solid "petcoke". The liquid fraction includes a range of unstable compounds which require expensive treatment before further use in the refinery. Petcoke is difficult to use as a fuel, due to its low content of volatile matter.

OCET Technology.   The OCET Technology was designed to convert petroleum Resid into two products: an uncracked liquid refinery feedstock, and a solid coal-like fuel. By separating the higher grade hydrogen-bearing liquids from Resid, the OCET Process recovers those hydrocarbon fractions that standard petroleum refining processes either leave behind in the Resid, or degrade by cracking. The process is designed to return a high-quality liquid feedstock to the refinery, plus a solid with combustibility parameters superior to those of coke.

The OCET Technology uses a solvent additive to destabilize Resid, followed by electrochemical processing to separate the asphaltenes contained in the Resid. In particular, the metal-bearing species are selectively deposited in the solid fraction, thereby ensuring minimal contamination of the liquid product. The resulting solid and liquid co-products are then separated by processes similar to conventional refinery steps. Upon combustion of the solid fuel product, the metals ultimately become a part of the harmless ash.

In contrast to solvent deasphalting processes, the OCET Process uses only a small quantity of solvent to initiate destabilization. The OCET Technology may be applied in lieu of, or as an adjunct to, solvent deasphalting, resulting in higher yields of higher quality hydrocarbon liquids, while reducing the need for coking or other hydrocarbon-degrading techniques.

The Company is currently testing Resid samples from petroleum sources around the world at its research laboratory in San Diego. The Company and the U.S. Department of Energy ("DOE") are in the process of negotiating a cooperative research and development agreement to jointly analyze certain parameters of the OCET Process. Since identifying the key control parameters necessary for efficient control of the OCET Process, the Company has doubled the size of its laboratory, increased the laboratory staff, procured new instrumentation, and filed for patents. A patent application on the OCET Process was filed in September 1994, and is pending. In light of recent laboratory developments, a number of additional patent applications are being worked on to cover other aspects and improvements to the OCET Process.

Markets and Competition.   Markets for the OCET Process in the petroleum
industry are projected by Management to be numerous, both domestically and internationally. Management believes that the OCET Process may significantly improve refinery margins.

Alternative methods for disposal of Resid include high temperature processes, solvent extraction processes, and catalytic processes. Typical of the high temperature processes are coking and visbreaking. Coking involves complete thermal degradation of the Resid with the production of a solid coke product and liquids. In visbreaking, the Resid is raised to its cracking temperature for a sufficient time to reduce the viscosity of the material by partial decomposition of the hydrocarbons. While coking yields a degraded refinery feedstock in the form of coker liquids, visbreaking produces heavy fuel oil as its end product.

Solvent-based deasphalting processes, developed as an alternative to coking, generally use liquid propane or butane as solvents. Due to high solvent cost, the solvent must be recovered with high efficiency, with consequent expense and complication. In addition, solvent processes generally draw metallic contaminants from the asphaltenes into the liquid product. Such contaminants preclude the use of catalytic processes to upgrade the liquid. The yield from solvent processes is thus limited to a fraction of the available hydrocarbons in Resid, so as to minimize the metal contamination.

Hydrocracking is a catalytic treatment converting Resid in the presence of excess hydrogen and catalysts, to a gas-oil product. As with a solvent processes, however, catalysts are extremely sensitive to minute quantities of metallic contamination, limiting the range of feed materials.

Commercialization.   The Company intends to demonstrate and commercialize the
OCET Process as expeditiously as possible. There appear to be niche opportunities where the Company can provide significant added value to certain refineries. The Company intends to enter into joint ventures with the owners of such refineries in order to obtain an equity interest in OCET plants at such refineries. SGI is in the process of identifying as many of such opportunities as it can. The Company then intends to license its technology to other owners or operators of crude oil refineries based on the value added to the refinery, by the use of the process. The Company also intends to market the process as an adjunct and means to improve the efficiency of certain competing processes, both as to new systems and as to systems installed and in operation. This approach could greatly increase a competing technology's cost effectiveness and breadth of application. Management thus views such competitors as potential customers in commercializing the OCET Technology.

The Company believes that the OCET Process may also have commercial applications in addition to, and substantially different from, the proposed initial application to petroleum Resid. Such alternative applications are being explored and will be commercialized when feasible.


Forward-looking Statements. The projections, estimates and opinions of management contained herein relative to the LFC and OCET Processes, and relative to the business of the Company are forward looking statements and statements of managements's belief. There can be no assurance that these projections, results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET Process is actually commercialized, and operating revenues are actually earned, there can be no assurance that such events will occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which are made herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




Assembly & Manufacturing Systems, Inc.

Background.   AMS designs and manufactures factory automation equipment for the medical, electronics, automotive and connector markets. Over 80% of AMS customers are well financed companies, most of which are on the Fortune 500 list. The others are medium and smaller companies that are introducing new technology in their respective areas. AMS products include:

   Automatic-power and free pallet based systems
   Robotics assembly cells for mechanical and electrical products
   Conveyor systems with flexible automation
   Rotary dial assembly systems
   Precision link conveyor systems
   Vision systems for inspection and measurement

AMS has a dedicated team of engineers (mechanical, electrical, and software) and tool and die technicians that design, build and assemble sophisticated automated assembly equipment. In addition AMS installs and services equipment on the customer's premises.

AMS's strength in Project Management is one of the key reasons for projects being on time and on budget. AMS's list of customer letters of recommendation grows with each machine shipped. AMS strives to build high quality, low risk, innovative systems that satisfy customer requirements. AMS has a history of creating innovative solutions to satisfy a customer's assembly machine requirements. These solutions are based on initial machine concepts, specifications, systems experience, knowledge of the state of the art technology, and creative engineering.

AMS uses many standard components, which the Company believes offers the latest proven technologies. AMS does this to minimize project risk. Reduced risk translates into better margins and ultimately a stable base of revenues.

The AMS Market.   The market for automation equipment is projected to be $2.1 billion dollars in 1997 representing an annual growth of 9.5% over the previous $2 billion in 1996. All indications are that the market for automation equipment will grow for the foreseeable future. Industry estimates by Assembly Magazine continue to show a market of over $3 billion in total by the year 2000.

Competition.   Some of the more well known competitors are:  Kunz Automation in
California, Welcdun Inc. in Michigan, Remmele Automation in Minnesota, Lanco in Germany, and Ismecca in California. AMS continues to improve its position against the competition as its reputation grows in the market place.

ITEM 2.   PROPERTIES

The Company leases 5,500 square feet of office space at 1200 Prospect Street, Suite 325, La Jolla, California 92037, pursuant to a lease which expires in December 2000. AMS leases 20,000 square feet of office and manufacturing space at 2222 Shasta Way, Simi Valley, California 93065, pursuant to a lease which expires in October 1997. The Company leases 5,080 square feet of laboratory space at 11588-20 and 21 Sorrento Valley Road, San Diego, California 92121, pursuant to a lease which expires in May 2000. The combined monthly rental rate on leased properties is approximately $31,000.

ITEM 3.        LEGAL PROCEEDINGS

In the ordinary course of business, various claims are asserted against the Company and its subsidiaries. However, except for a cross complaint asserted in a lawsuit filed by the Company for Declaratory Relief, no claims asserted against the Company have resulted in litigation. Management's opinion is that the ultimate resolution of any and all claims, including the cross complaint against the Company, will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the three months ended December 31, 1996 to a vote of the shareholders.



                                PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Except as otherwise indicated, all information contained in this filing has been adjusted to give effect to a 1-for-20 reduction of the outstanding SGI common shares which became effective March 22, 1995.

The Common Stock of the Company is currently traded and prices are quoted on the NASD OTC Bulletin Board under the symbol SGII. The following table sets forth the high and low bid prices for SGI Common Stock during the periods indicated. The prices represent bid quotations and do not include retail mark-ups, mark-downs or fees, nor do they necessarily represent actual trades.


                    High         Low
1995

First Quarter     $  25.60     $   3.75
Second Quarter        4.94         0.93
Third Quarter         1.78         0.78
Fourth Quarter        1.28         0.59

1996

First Quarter     $   3.44     $   0.63
Second Quarter       13.00         2.25
Third Quarter         6.00         3.50
Fourth Quarter        7.88         3.88


As of December 31, 1996, the Company had approximately 2,200 stockholders of record, and believes it has beneficial owners in excess of that number.

The Company has not declared any cash dividends on the Common Stock and does not currently intend to pay any cash dividends on the Common Stock in the foreseeable future.

The Company had the following sales of unregistered securities during the three year period ended December 31, 1996. The price at which the securities were sold was based on a discount to the then current bid price. The discount percentages noted below are calculated based on the closing bid price on the transaction date, which could be higher or lower than the bid price at the time of sale. Therefore, the discount percentages noted below do not represent actual discount percentages in the Company's transactions.

The following table provides information relative to the Company's 1994 common stock sales to foreign accredited investors pursuant to Regulation S of the Securities Act of 1993, as amended ("Reg. S"):


 Date        Shares    Proceeds     Discount       Fee       Placement Agent
--------     ------   ---------    ---------   ---------     ---------------
02/10/94     5,000    $ 180,000    $  76,250   $  14,000     Bentley Richards
03/07/94     5,250      200,000      101,875      11,250     Tarpen Research
03/22/94     5,000      200,000       62,500      14,000     Bentley Richards
05/03/94     5,556      200,000       50,000      14,000     Bentley Richards
05/12/94     5,500      206,800       47,575      22,748     Swartz Investments
05/16/94     5,000      175,000       43,750      12,250     Bentley Richards
06/08/94     7,500      300,000       56,250      30,000     Swartz Investments
07/22/94    15,000      300,000      139,500      33,000     Swartz Investments
07/28/94     6,500      130,000       89,375      14,300     Swartz Investments
07/29/94    23,000      460,000      373,750      47,793     Swartz Investments
08/18/94     7,500      150,000       46,875      16,500     Swartz Investments
09/14/94     5,000       90,000       35,000       9,900     Swartz Investments
09/17/94    12,500      225,000      103,125      24,750     Swartz Investments
09/26/94    25,000      350,000      181,250      35,000     Bentley Richards
09/28/94    11,750      164,500       70,500      18,095     Swartz Investments
09/29/94    30,000      420,000      161,202      43,393     Swartz Investments
09/30/94     2,500       35,000       16,563       3,850     Swartz Investments
10/28/94    17,500      245,000      126,000      35,694     Swartz Investments
11/01/94     3,750       52,500       10,781       5,250     Mohawk Mgmt.
          --------   ----------    ----------  ---------
           198,806   $4,083,800    $1,792,121  $ 405,773
          ========   ==========    ==========  =========

An owner/employee of Swartz Investments ("Swartz") also received warrants to purchase 14,425 common shares at exercise prices ranging from $20.00 to $47.50 per share. Bentley Richards also received a warrant to purchase 1,250 common shares at an exercise price of $25.00 per share. The warrants were issued pursuant to Regulation D of the Securities Act of 1933, as amended ("Reg. D"), were immediately exercisable, and expire through December 1999.

During 1994 and early 1995, the Company sold Investment Units ("Units") for $10,100 to accredited investors pursuant to Reg. D. Each Unit consisted of one $10,000 note payable and one convertible preferred share. Each preferred share was convertible two years from issuance without further payment into common shares. Rhodes Securities acted as the placement agent for certain of the Unit investments and received $224,296 as compensation. Details of these transactions are noted below.

During March and April 1994, the Company raised $30,300 through Series 94A-24 Unit sales consisting of 10% notes payable and three preferred shares convertible into 75 common shares. During February to July 1994, the Company raised $1,800,325 through Series 94A-36 Unit sales consisting of 12% notes payable and 178.25 preferred shares convertible into 8,022 common shares. During August 1994 to January 1995, the Company raised $1,775,580 through Series 94-B Unit sales consisting of 12% notes payable and 175.8 preferred shares convertible into 7,032 common shares.

During August to November 1994, the Company raised $185,000 through the sale of 12% Series 94-C notes payable with a face value of $200,000. These securities were sold to accredited investors pursuant to Reg. D.

As provided in related service agreements, the Company granted warrants to purchase 34,038 common shares to thirty two employees and consultants during 1994 pursuant to Reg. D. Generally, the warrant exercise prices were not lower than the closing bid price on the grant date. The warrants were immediately exercisable at exercise prices ranging from $0.20 to $50.00 per share, and expire through December 31, 1999. Also in 1994, the Company reduced the exercise prices of previously granted warrants held by twenty two employees to purchase 80,703 common shares to $15.00 per share (market price) from exercise prices ranging from $20.00 to $54.00 per share.

The following table provides information relative to the Company's 1995 common stock sales to foreign accredited investors pursuant to Reg. S:

 Date      Shares    Proceeds     Discount       Fee     Placement Agent
--------   -------  ----------   ----------   ---------  ---------------
02/14/95    30,000  $  300,000   $  243,750   $  30,000  Mohawk Mgmt.
05/03/95   100,000     149,809      200,191      15,000  Tarpen Research Corp
05/17/95   290,000     294,330      690,925      97,850  Leo From
07/17/95   100,000      63,728       54,972         -    None
09/07/95   100,000      72,988       39,512         -    Goldis Financial
09/13/95   100,000     126,688        4,562         -    Goldis Financial
12/14/95    50,000      24,033       10,342         -    Goldis Financial
           -------  ----------   ----------   ---------
           770,000  $1,031,576   $1,244,254   $ 142,850
           =======  ==========   ==========   =========


The following table provides information relative to the Company's 1995 preferred stock sales to foreign accredited investors pursuant to Reg. S.
All of these preferred shares were converted without further payment into common shares during 1995 and 1996. The number of common shares into which a preferred share converted was generally determined by dividing the preferred share purchase price by the lesser of: 1) $18 per share or 2) 75% of the five-day average common stock price; but never less than $8.00 per common share.

         Preferred    Common                                       Placement
  Date    Shares      Shares    Proceeds    Discount     Fees        Agent
--------  -------     ------   ----------  ----------  ---------  -----------
01/13/95   25,000     28,146   $  250,000  $  365,134  $  27,500  Swartz
01/16/95   15,000     15,748      150,000     174,792     16,500  Swartz
01/18/95   10,000     11,090      100,000     121,804     11,000  Mohawk Mgmt.
01/18/95   20,000     23,663      200,000     273,264     22,000  Swartz
01/19/95    5,000      5,819       50,000      62,735      5,500  Swartz
01/20/95   50,000     63,650      500,000     722,080     55,000  Swartz
          -------    -------   ----------  ----------  ---------
          125,000    148,116   $1,250,000  $1,719,810  $ 137,500
          =======    =======   ==========  ==========  =========

An owner/employee of Swartz also received a warrant to purchase 2,500 common shares at an exercise price of $18.00 per share. The warrant was issued pursuant to Reg. D, was immediately exercisable, and expires December 1999.

During May 1995 to January 1996, the Company issued 10% notes payable aggregating $354,000 to a domestic entity controlled by a Board member. The notes payable were issued pursuant to Reg. D, and the principal and accrued interest were converted into 283,200 common shares in March 1996.

In June 1995, the Company issued 100,000 common shares pursuant to Reg. S to a foreign entity for services rendered.

In August 1995, the Company offered its Unit investors the following alternatives relative to the notes payable and interest:

     Alternative A The issuance of one Series 95R Preferred Share ("Share") and a warrant to purchase 2,000 common shares at $1.25 per share in exchange for each $10,000 Promissory Note ("PN"), including accrued interest. The Share will have a liquidation preference of $10,000, and will be convertible on November 1, 1997 into common stock with a bid-based market value of $18,000. The warrant may be exercised at any time and will expire December 31, 1999.

     Alternative B The issuance of one Share, a warrant to purchase 1,500 common shares at $1.25 per share, and four quarterly payments of $250 in exchange for each $10,000 PN, including accrued interest. The Share will have a liquidation preference of $10,000, and will be convertible on November 1, 1997 into common stock with a bid-based market value of $16,500. The warrant may be exercised at any time and will expire December 31, 1999.

     Alternative C The issuance of one Share in exchange for each $10,000 PN, including accrued interest. The Share will have a liquidation preference of $10,000, and will be convertible on November 1, 1997 into 13,500 common shares.

     Alternative D The issuance of one Share and four quarterly payments of $250 in exchange for each $10,000 PN, including accrued interest. The Share will have a liquidation preference of $10,000, and will be convertible on November 1, 1997 into 12,500 common shares.

     Alternative E Extension of the PN due date to September 30, 1997; payment of interest from April 1, 1995 to September 30, 1996 with restricted common shares to be issued in October 1995; payment of interest for the twelve months ended September 30, 1997 with restricted common shares issued in October 1996. The number of restricted common shares to be determined by dividing the interest amount by 85% of the closing bid price on September 30, 1995 and 1996, respectively.

     Alternative F Extension of the PN due date to September 30, 1997; payment of interest from April 1, 1995 to September 30, 1996 with restricted common shares to be issued in October 1995; payment of interest for the twelve months ended September 30, 1997 quarterly in cash. The number of restricted common shares to be determined by dividing the interest amount by 85% of the closing bid price on September 30, 1995.

     Alternative G Extension of the PN due date to September 30, 1997; payment of interest from April 1, 1995 to September 30, 1996 in cash on September 30, 1997; payment of interest for the twelve months ended September 30, 1997 quarterly in cash.

This offering was made to accredited investors pursuant to Reg. D. From the offering date through February 1996, the Company issued 156.25 Shares in exchange for notes payable and accrued interest aggregating $1,684,012. The Shares are convertible as described above, and 1,894,458 common shares are reserved for conversion of these Shares at December 31, 1996. In addition, the Company issued warrants to purchase 23,250 common shares at $1.25 per share. The warrants were immediately exercisable and expire December 1999. Also pursuant to this offering as described above, the Company issued 173,015 common shares in October 1995 for accrued interest and prepaid interest aggregating $193,302. Also in October 1995, two domestic individuals at Rhodes Securities were granted warrants to purchase 25,000 common shares at $1.25 per share as compensation for placement agent services provided in relation to this offering. These warrants were issued pursuant to Reg. D, were immediately exercisable, and expire in December 2000.

In August 1995, the Company issued a 10% note payable for $129,766 to the owner of a domestic technical consulting firm pursuant to Reg. D in satisfaction of a like amount of past-due invoices. The note payable, accrued interest and additional accounts payable aggregating $141,603 were satisfied in March 1996 through the issuance of a warrant to purchase 100,000 common shares at $1.72 per share. The warrant was issued pursuant to Reg. D, was immediately exercisable, and was exercised in 1996.

In August and September 1995, the Company issued 10% notes payable aggregating $230,000 and granted a warrant to purchase 230,000 common shares at $1.00 per share to a domestic partnership pursuant to Reg. D. The note principal was satisfied in June 1996 by the exercise of the warrant and the cancellation of the note. The Company also issued 2,096 common shares pursuant to Reg. D in June 96 to satisfy accrued interest on the notes of $18,147.

In September and October 1995, the Company issued three preferred shares in exchange for 100% of the outstanding common stock of AMS. These preferred shares were issued to a domestic entity and a domestic individual pursuant to Reg. D. and were originally convertible without further payment into 444,445 common shares two years from the issue date. In September 1996, the Company redeemed one preferred share for $41,223 and the remaining preferred shares are now convertible without further payment into 388,889 common shares.

In September 1995, the Company issued 20,000 common shares to a domestic individual pursuant to Reg. D for services rendered.

During September to December 1995, the Company raised $182,901, net of discounts aggregating $45,906, through the issuance of 193,035 common shares. These securities were sold to three employees pursuant to Reg. D.

In October 1995, the Company raised $100,000 through the sale of a non-interest bearing convertible debenture to a foreign corporation pursuant to Reg. D.
The debenture convertibility is contingent on future events, and the debenture would have converted into 24,807 common shares at December 31, 1996 had those events occurred.

In November 1995, the Company issued 21,088 common shares to eight domestic individuals pursuant to Reg. D for services rendered.

In December 1995, the Company granted a domestic individual a warrant to purchase 25,000 common shares at $1.25 per share pursuant to Reg. D for services rendered. The warrant was immediately exercisable and expires in December 2000.

In January 1996, the Company issued 25,000 common shares to a domestic individual pursuant to Reg. D for services rendered. Also in January 1996, the Company issued 35,000 common shares to a domestic individual and 15,000 common shares to a foreign individual pursuant to Reg. D for services rendered.

As provided in related service agreements, the Company granted warrants to purchase 1,455,404 common shares to fifty eight employees and consultants during 1995 pursuant to Reg. D. The warrant exercise prices were not lower than the closing bid price on the grant date. The warrants were immediately exercisable, at exercise prices ranging from $0.875 to $20.00 per share, and expire through December 31, 2000. Also in 1995, the Company reduced the exercise prices of previously granted warrants held by fifty eight employees as follows: warrants to purchase 87,796 common shares to $1.375 per share
(market price) from exercise prices ranging from $3.0625 to $15.00 per share; warrants to purchase 4,199 common shares to $.875 per share (market price) from $15.00 per share; warrants to purchase 1,152,284 common shares to $0.60 per share (market price) from exercise prices ranging from $0.875 to $20.00 per share.

The following table provides information relative to the Company's 1996 common stock sales to foreign accredited investors pursuant to Reg. S:


Date           Shares         Proceeds          Discount      Placement Agent
--------      -------       ----------        ----------      ---------------
01/04/96       50,000       $   24,231        $   11,707      Goldis Financial
01/30/96      200,000           89,988            91,262      Goldis Financial
02/28/96      100,000          120,301            51,574      Goldis Financial
03/25/96      100,000          148,726           107,524      Goldis Financial
03/26/96      100,000          236,238            20,012      Goldis Financial
04/18/96      200,000          391,985           308,015      Goldis Financial
04/19/96      100,000          170,613           179,387      Goldis Financial
05/02/96      100,000          280,000           195,000      Goldis Financial
05/23/96      100,000          349,985           462,515      Goldis Financial
09/12/96      200,000          660,000           327,500      Goldis Financial
            ---------       ----------        ----------
            1,250,000       $2,472,067        $1,754,496
            =========       ==========        ==========


During May to September 1996, the Company issued Goldis Financial ("Goldis") 11,250 common shares and a Goldis employee 26,250 common shares pursuant to Reg. D as compensation for placement agent services. In March 1996, the Goldis employee was also granted a warrant to purchase 20,000 common shares at $1.72 per share pursuant to Reg. D as compensation for placement agent services. In January 1997, the Company issued Goldis 11,250 common shares and a Goldis employee 26,250 common shares pursuant to Reg. D as compensation for placement agent services.

During January and February 1996, the Company raised $117,908, net of discounts aggregating $67,131, through the issuance of 127,306 common shares. These securities were sold to three employees pursuant to Reg. D.

During March and April 1996, the Company issued 70 Series 96-A preferred shares to accredited investors pursuant to Reg. D in exchange for notes payable and accrued interest aggregating $789,064. The Series 96-A preferred shares are convertible without further payment into 945,000 common shares in May 1998.

In April 1996, the Company issued 8,068 common shares to an accredited investor pursuant to the alternatives offered to the Unit investors in 1995.

In May 1996, the Company issued 2,401 common shares to three domestic individuals pursuant to Reg. D for services rendered.

In July 1996, the Company granted warrants to purchase an aggregate of 22,250 common shares at $4.375 per share to two domestic individuals as compensation for services rendered. The warrants were issued pursuant to Reg. D, were exercisable in September 1996, and expire December 2001.

In August 1996, the Company issued 35 Series 96-B preferred shares to accredited investors pursuant to Reg. D. The Series 96B preferred shares are convertible without further payment into 105,000 common shares in August 1998, or upon the registration of the underlying common shares. The Company also issued warrants to purchase 105,000 common shares at $5.75 per share to these accredited investors pursuant to Reg. D. The warrants were exercisable on October 31, 1996, and expire December 2000. The preferred shares and warrants were issued in exchange for claims against future collections on notes held by the Company.

In October 1996, the Company issued 14,288 common shares to accredited investors pursuant to Reg. D for pre-payment of interest aggregating $62,200. Also in October 1996, the Company issued 6,373 common shares to four domestic individuals pursuant to Reg. D for services rendered.

Also in October 1996, the Company granted warrants for the purchase of 130,000 common shares at $5.87 per share to accredited investors pursuant to Reg. D. The warrants were exercisable on November 30, 1996, expire November 30, 2006, and were issued in connection with the Company's early collection of notes made by the individuals.

As provided in related service agreements, the Company granted warrants to purchase 1,032,600 common shares to sixty five employees and consultants during 1996 pursuant to Reg. D. The warrant exercise prices were not lower than the closing bid price on the grant date. The warrants were generally exercisable after a 60 day period at exercise prices ranging from $1.60 to $5.125 per share, and expire through December 31, 2001.

The Company executed a funding agreement with a foreign accredited investor on April 14, 1997 which provides for the sale of the Company's common stock in three tranches of $1,000,000 each pursuant to Reg. S. The number of shares in each tranch will be determined by dividing the amount invested by the product of 75% multiplied by the average of the closing bid price for the five trading days preceeding the investment. Funding of the first tranch (365,924 common shares at $2.7328 per share) was due immediately upon execution of the agreement. Funding of the second and third tranches are due within 60 days and 120 days of April 14, 1997, respectively. The closing of the second and third tranches is subject to certain minimum levels of price and trading volume of the Company's common stock.

The Company executed a stock purchase agreement with a foreign accredited investor on April 15, 1997 which provides for the sale of the Company's common stock in five weekly tranches totaling $1,000,000 pursuant to Reg. S. The number of shares in each tranch will be determined by dividing the amount invested by the product of 75% mulitiplied by the average of the closing bid price for the five trading days preceding the investment. The agreement provides for a mimimum and maximum averge closing bid price for the five trading days preceding the investment of $2.00 and $4.50, respectively.
Funding of the first tranch (75,250 common shares at $2.6578 per share) was due immediatly upon execution of the agreement


ITEM 6.       SELECTED FINANCIAL DATA

The following selected financial data have been derived from the audited consolidated financial statements of the Company, certain of which appear elsewhere in this Report together with the report of Ernst & Young, LLP, independent auditors, whose report includes an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                      Years ended December 31,
                               1992              1993               1994
                           ------------      ------------       ------------
Statement of Operations Data:
Revenue                   $    693,118      $    809,910      $    552,503
Net Loss                    (4,915,472)       (6,116,388)       (5,844,121)
Net Loss Per Share               (3.14)            (3.02)            (3.02)
Weighted Average
Shares Outstanding           1,564,124         1,691,675         1,933,032

Balance Sheet Data:

Current Assets            $  1,727,940      $   1,331,381      $   717,406
Working Capital
Surplus (Deficit)              303,876           (917,979)      (3,348,255)
Total Assests               10,886,581          9,240,338        8,198,362
Long Term Debt
(Excluding Current
Portion)                     4,292,622          4,637,997        3,575,835
Stockholders'
Equity (Deficit)             4,889,895          2,350,981          556,866



                                                   Years ended December 31,

                                                  1995               1996
                                              ------------       ------------

Statement of Operations Data (continued):
Revenue                                    $     900,306(1)    $  4,244,268 (2)
Net Loss                                     (6,824,940)(1)      (4,259,365)(2)
Net Loss Per Share                                (2.46)(1)           (0.80)(2)
Weighted Average Shares Outstanding           2,744,084           5,357,010

Balance Sheet Data:

Current Assests                            $   944,910         $  2,295,167
Working Capital Surplus (Deficit)           (2,369,079)          (4,015,187)
Total Assets                                 6,592,086            6,628,678
Long Term Debt (Excluding Current Portion)   4,631,250              123,750
Stockholders' Equity (Deficit)              (1,629,578)             194,754


Note:  No dividends have been declared since inception.

<F1>
(1) The Company acquired AMS effective October 30, 1995. AMS recorded revenue of $867,000 and income from operations of $238,000 for the period October 31, 1995 through December 31, 1995.
<F2>
(2) AMS recorded revenue of $3,939,000 and income from operations of $498,000 for the twelve months ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Projections and Estimates.   The projections, estimates and opinions of
management contained herein relative to the LFC and OCET Processes and to the business of Company are forward looking statements and statements of management's belief; thus, there can be no assurance that these projections, estimates, or opinions of management will ultimately be correct or that actual results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET Process is actually commercialized, and operating revenues are actually earned, there can be no assurance that such events will occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview.   In February 1996, TEK-KOL and MHI entered into an agreement pursuant to which MHI agreed to pay TEK-KOL 3% of the value of equipment, material and labor provided by MHI to the engineering and construction of LFC plants. Management estimates that the total combined value subject to the "scope-of-supply" payment will vary for each LFC plant. The agreement also grants MHI an option to obtain a four-year, exclusive "scope of supply" for LFC plants in the Pacific Rim. Upon exercise of the option, MHI will make semi-annual payments of $500,000 to TEK-KOL over the exclusive period. The option granted to MHI expires January 1, 1998, unless otherwise extended.
The option was previously set to expire on January 1, 1997, but was extended to January 1, 1998, in return for certain services to be provided by MHI by August of 1997. The entire agreement may be terminated by either party at the end of a calendar year upon 90 days written notice.

Significant progress toward commercialization of the LFC Process occurred late in 1996 and early in 1997. During November 1996 through January 1997, a Zeigler subsidiary filed applications with the State of Wyoming for the following permits: Air Quality, Land Quality, and Industrial Siting. The Industrial Siting Permit was approved in February 1997. In December 1996, Mitsubishi International and the Zeigler subsidiary executed a $460 million Engineering, Procurement, and Construction Agreement providing for the construction of an LFC plant in the PRB. The LFC plant processing capacity will be 15,000 metric tons per day.

Several new OCET employees were added and the laboratory facilities were substantially upgraded to assist in developing the OCET Process. Testing of Resid samples from Venezuela, Mexico, and California is on-going.
Discussions with the DOE continue toward the execution of a cooperative agreement relative to the OCET Process.

Revenues of $3,939,000 generated in 1996 by AMS's operations are well below management's expectations. Accordingly, business development and marketing personnel were recently added to evaluate new product lines and increase revenues from existing activities.

As in prior years, the report of the Company's independent auditors for the year ended December 31, 1996 contains an emphasis paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. As discussed in Liquidity and Capital Resources, the Company has short-term and long-term liquidity deficiencies. The Company's ability to continue as a going concern is primarily dependent upon successful financing of its immediate working capital requirements and successful commercialization of the LFC and OCET technologies. The Company intends to rectify the short-term liquidity deficiency through equity sales. The Company intends to rectify the long-term liquidity deficiency through equity sales, increased positive cash flows from AMS's operations, and by commercialization of the LFC and OCET technologies. If immediate working capital requirements are not successfully financed and/or the LFC and OCET technologies cannot be successfully commercialized, then the adverse impact on the business and operations of the Company could be material.

The continued need to fund Company operations with equity based financing is causing dilution. Management is committed to accelerating commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations, rather than obtaining funds through the sale of equity. However, equity sales will be required in the short-term.

Results of Operations

The Company acquired AMS effective October 30, 1995. AMS recorded revenue and income from operations of $3,939,000 and $498,000, respectively, during the twelve months ended December 31, 1996. AMS recorded revenue and income from operations of $867,000 and $238,000, respectively, for the period subsequent to October 30, 1995. The following discussions do not include the effect of AMS's operations.

Year ended December 31, 1996 compared to Year ended December 31, 1995. Other income in 1996 increased 480% ($161,000) over 1995 as the Company recorded the forgiveness of certain royalties payable aggregating $142,000. The remainder of the increase is related to increased interest income derived from the Company's cash balances during the year.

TEK-KOL's activities increased significantly in 1996; therefore, the Company's share of the partnership's 1996 loss increased 61% ($175,000) over 1995.

Engineering, research and development expenses in 1996 decreased 58% ($935,000) from 1995. Management curtailed certain engineering activities and TEK-KOL assumed those responsibilities as well as all LFC Process marketing activities which contributed to the decrease. Current year expenses relate primarily to design of the OCET Process.

General and administrative expense in 1996 decreased 3% ($41,000) from 1995. The 1996 expenses include non-recurring charges of $158,000 related to employee warrant exercises with non-recourse notes. In 1995, the Company allocated general and administrative expense of $651,000 to engineering, research and development expense based on "LFC" employee hours worked. No such allocation was made in 1996. After adjusting for non-recurring charges and expense allocation differences, general and administrative expense decreased 14% ($170,000) from 1995.

Legal and accounting expense in 1996 increased 56% ($326,000) over 1995. The 1996 expenses include non-recurring charges of $316,000 related to employee warrant exercises with non-recourse notes. After adjusting for the non-recurring charges, legal and accounting expense increased 2% ($9,766).

Depreciation and amortization expense in 1996 decreased 73% ($1.6 million) from 1995. Certain assets were written off in 1995 as discussed below; depreciation expense decreased as no write-offs were made in 1996.

Interest expense is directly related to the amount of debt outstanding during the period, the stated interest rate and note discounts, all as discussed in
Note 5 of Notes to the Consolidated Financial Statements.

The 1996 net loss decreased 40% ($2.8 million) from 1995. After adjusting for non-recurring charges in 1996 and 1995, the loss related to comparative on-going activities decreased 27% ($1.3 million) from 1995.

Year ended December 31, 1995 compared to Year ended December 31, 1994. The Company's coal testing and analysis contract with the U.S. Department of Energy was completed in June, 1995. The Company provided no contract engineering services to ENCOAL during 1995; therefore, revenues declined in 1995 compared to 1994. Also, all deferred technology purchase payments were received prior to 1995; therefore, no gain on sale of technology was recorded in 1995. Interest income decreased in 1995 as the Company's average cash balances were lower than in 1994.

Engineering and research and development expenses in 1995 decreased 38% ($1.2 million) from 1994. Management curtailed certain engineering activities and TEK-KOL assumed those responsibilities as well as all LFC Process marketing activities which contributed to the decrease.

General and administrative expense in 1995 increased 37% ($329,000) over 1994. The 1995 expenses include non-recurring charges of $391,000 to reserve loans to former officers, employees and consultants which may not be collectible. The Company made loans to Owens, former CEO, over a period of years. Total principal and accrued interest at the time of Owen's resignation totaled $268,000, of which $224,000 was reserved as uncollectible and $44,000 was offset against Company obligations to Owens. In January 1996, the Company agreed to forgive the loans made to Owens in accordance with his employment agreement and a settlement agreement. The remainder of the amount reserved represents loans made by the Company to two consultants and certain employees. The 1995 expenses also reflect non-recurring charges of $289,000 paid in stock or warrants to purchase common stock. The transactions resulting in the 1995 non-recurring charges record commitments made by prior management. After adjusting for these charges of $680,000, general and administrative expense in 1995 decreased 39% ($351,000) from 1994.

Legal and accounting expense in 1995 increased 12% ($61,000) over 1994 due to increased business activities and corporate restructuring aimed at streamlining the Company's activities.

Depreciation and amortization expense in 1995 increased 127% ($1.2 million) over 1994. Management evaluated the estimated net carrying value of certain LFC process-related assets in September 1995 and recorded a write down. Management revised the estimate in December 1995 and reversed a portion of the write down. Accordingly, depreciation and amortization expense in 1995 includes a one time charge of approximately $1.0 million to reflect Management's estimates.

Interest expense is directly related to the amount of debt outstanding during the period, the stated interest rate and note discounts, all as discussed in
Note 5 of Notes to the Consolidated Financial Statements.

The 1995 net loss increased 18% ($1.1 million) over 1994. After adjusting for non-recurring charges in 1995 and 1994, the loss related to comparative on-going activities decreased 30% ($1.7 million) from 1994.

Liquidity and Capital Resources

The Company had short-term liquidity deficiencies at December 31, 1996 and 1995 of $4.0 million and $2.4 million, respectively. Current notes payable and accrued interest of $4.7 million contribute to the Company's short-term deficiency at December 31, 1996. Management intends to convert a portion of the notes payable and accrued interest into equity or further extend the September 30, 1997 due date on a portion of the notes payable. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which will be used to satisfy the short-term liquidity deficiency. The Company executed a funding agreement April 14, 1997 which provides for the sale of the Company's common stock in three tranches of $1,000,000 each pursuant to Reg. S. The number of shares in each tranch will be determined by dividing the amount invested by the product of 75% mulitplied by the average of the closing bid price for the five trading days preceding the investment. Funding of the first tranch (365,924 common shares at $2.7328 per share) was due immediately upon execution of the agreement. Funding of the second and third tranches are due within 60 days and 120 days of April 14, 1997, respecively. The closing of the second and third tranches is subject to certain minimum levels of price and trading volume of the Company's common stock. The Company executed a stock purchase agreement with a foreign accredited investor on April 15, 1997 which provides for the sale of the Company's common stock in five weekly tranches totaling $1,000,000 pursuant to Reg. S. The number of shares in each tranch will be determined by dividing the amount invested by the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the investment. The agreement provides for a minimum and maximum average closing bid price for the five trading days preceding the investment of $2.00 and $4.50 respectively. Funding of the first tranch (75,250 common shares at $2.6578 per share) was due immediatly upon execution of the agreement.

The Company had long-term liquidity deficiencies at December 31, 1996 and 1995. The Company expects the long-term liquidity deficiency to be satisfied through equity sales, increased positive cash flows from AMS's operations, and research or other collaborative agreements, until such time as the commercialization of the LFC and OCET Processes results in positive cash flows.

The Company's 1996 cash flows used for operating activities increased 32% ($904,000) over 1995. This increase is primarily attributable to increased OCET operations in 1996. The Company's 1995 cash flows used for operating activities decreased 36% ($1.6 million) from 1994. This decrease is attributable to TEK-KOL's assuming LFC plant marketing activities. If future financing activities are successful, the funds will be used for operating expenditures; otherwise, certain operating expenditures will be curtailed.

The Company's financing activities raised approximately $3.5 million, $3.0 million and $7.5 million during 1996, 1995 and 1994 respectively. These funds were raised primarily through the private placement of debt and equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. Funds raised in 1995 decreased significantly from 1994 due to unfavorable market conditions. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service.

During 1996, 1995, and 1994, the Company invested approximately $0.8 million, $0.2 million and $0.5 million, respectively, in additions to certain LFC Process-related assets, other assets and a certificate of deposit. The amount of funds used for investing activities in a given period is directly related to development requirements and fund availability. The Company collected $1.7 million and $0.2 million on the LFC Process related notes receivable in 1996 and 1995, respectively. The Company agreed to return the notes to the makers in exchange for the 1996 payments. No funds were collected in 1994 as the note makers received no distributions from the Colstrip Project.

Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions. The Company paid all required capital contributions to TEK-KOL through December 31, 1996. Management believes that substantially all of the 1997 funding requirements for TEK-KOL will be paid by third parties with whom TEK-KOL has, or will have, agreements. Management estimates that the Company will be required to contribute approximately $800,000 in 1997 if none of these agreements are consummated.

The Company does not have material commitments for capital expenditures as of December 31, 1996.

Patents

A United States patent was issued in 1983 for certain steps in the LFC Process. The existing U.S. LFC patent, which was assigned to TEK-KOL in 1989, will expire in the year 2000. Management does not anticipate any material adverse impact caused by the expiration of this patent. TEK-KOL has significant technical expertise, trade secrets, and experience in comparison to the limited impact of the expiration of the LFC Patent. Further, on December 1, 1995, TEK-KOL applied for a patent covering broad improvements to the original LFC patent, which was issued on February 11, 1997. This patent covers a process for treating non-caking coal to form passivated char. Patent applications related to this broad LFC patent were also filed on April 12, 1996 in Japan, March 27, 1996 in Russia, May 8, 1996 in Uzbekistan, July 25, 1996 in Kazakhstan, and July 25, 1996 in Indonesia. TEK-KOL has received a notice of allowance of the patent from Russia in February 1997.

TEK-KOL has also received additional patents relating directly and indirectly to other aspects of the LFC process. In December 1994, TEK-KOL received a U.S. patent for a process to ignite a burner in an inert atmosphere. A patent application related to this process was filed on November 29, 1995 in Japan.
On August 20, 1996, TEK-KOL received a U. S. patent for Pyrolysis Process Water Disposition. On December 10, 1996, TEK-KOL received a U. S. patent for a method and apparatus for removing particulate and gaseous pollutants from a gas stream. Finally, a number of other related patents are pending before various patent offices in the U.S. and abroad.

[FN]
<FN1>
PDF, CDL, and LFC are trademarks of TEK-KOL.
<FN/>

ITEM 8.       FINANCIAL STATEMENTS

               Index to Consolidated Financial Statements



Report of Ernst & Young LLP, Independent Auditors                 21

Consolidated Balance Sheets - December 31, 1996 and 1995       22-23

Consolidated Statements of Operations for the three years
ended December 31, 1996                                           24

Consolidated Statements of Stockholders' Equity (Deficit)
for the three years ended December 31, 1996                       25

Consolidated Statements of Cash Flows for the three years
ended December 31, 1996                                           26

Notes to Consolidated Financial Statements                     27-40





          Report of Ernst & Young LLP,  Independent Auditors






The Board of Directors and Stockholders
SGI International

We have audited the accompanying consolidated balance sheets of SGI International as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGI International at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996.


As discussed in Note 2 of the notes to consolidated financial statements, the Company's principal assets are related to the LFC (Liquid From Coal) Process. The recovery of these assets is dependent upon future events, including the Company's ability to attract sufficient additional equity and/or financing needed to fund its portion of the TEK-KOL Partnership, that is responsible for completion and commercialization of the LFC Process. These factors and the Company's working capital deficiency and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ERNST & YOUNG LLP

San Diego, California
March 20, 1997,
except to Note 11, as to which the date is April 14, 1997


                           SGI International
                      Consolidated Balance Sheets


                                                December 31,

                                             1996          1995
                                         ----------    ----------
Assets
Current assets:
 Cash                                    $  704,018    $   74,154
 Time deposit                               402,500             -
 Receivable from joint venture partner       24,431        75,524
 Trade accounts receivable, less
   allowance for doubtful accounts of
   $10,309 and $7,343 at December 31,
   1996 and December 31, 1995,
   respectively                             888,254       341,352
 Costs and estimated earnings in
   excess of billings on uncompleted
   contracts                                113,130       271,448
 Inventories                                 68,289        68,289
 Prepaid expenses and other current
   assets                                    58,545       114,143
                                         ----------    ----------
Total current assets                      2,295,167       944,910

LFC Process related assets:
 Notes receivable, net                      304,903    1,123,948
 Royalty rights, net                      1,885,500    2,199,750
 LFC cogeneration project, net              526,421      631,705
 Investment in TEK-KOL Partnership          464,163      596,276
 Australia LFC project, net                 144,795      173,754
 Other technological assets, net             27,742       26,440
 Process demonstration equipment, net
   of accumulated depreciation of
   $608,592 at December 31,1995                   -      153,781
                                         ----------   ----------
                                          3,353,524    4,905,654

 Property and equipment, net of
   accumulated depreciation and
   amortization of $345,995 and
   $269,040 at December 31, 1996 and
   1995, respectively                       548,601      249,328
 Other assets                                     -       12,876
 Goodwill, net                              431,386      479,318
                                         ----------   ----------
                                         $6,628,678   $6,592,086
                                         ==========   ==========

See notes to consolidated financial statements.


                           SGI International
                      Consolidated Balance Sheets


                                                         December 31,
                                                      1996           1995
                                                -------------  -------------
Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable                               $     444,436  $     683,583
 Borrowings on line-of-credit                         300,000              -
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  387,892        175,745
 Current maturities of long-term notes payable      4,216,500        909,016
 Notes payable to Director                                  -        304,000
 Accrued salaries, benefits and related taxes         124,942        279,103
 Royalties payable to related party                         -        141,790
 Payable to TEK-KOL Partnership                        83,252        412,000
 Interest payable                                     529,183        139,663
 Other accrued expenses                               224,149        269,089
                                                -------------  -------------
Total current liabilities                           6,310,354      3,313,989

 Interest payable                                           -        276,425
 Long-term notes payable, less current
   maturities                                         123,750     4,631,250

Commitments

Stockholders' equity (deficit):
 Convertible preferred stock, $.01 par
   value; 20,000,000 shares authorized,
   88,732 and 103,729 shares issued and
   outstanding at December 31, 1996 and
   1995, respectively                                      887          1,037
 Common stock, no par value; 75,000,000
   shares authorized, 6,094,605 and 3,859,671
   shares issued and outstanding at December
   31, 1996 and 1995, respectively                  36,118,231     32,255,357
 Paid-in capital                                     6,494,585      4,582,215
 Accumulated deficit                               (42,419,129)   (38,159,764)
 Notes receivable from employees for warrant
   exercises                                                 -      (308,423)
                                                 ----------------------------
Total stockholders' equity (deficit)                   194,574    (1,629,578)
                                                 -------------  -------------
                                                 $   6,628,678  $   6,592,086
                                                 =============  =============

    See notes to consolidated financial statements.


                           SGI International
                 Consolidated Statements of Operations


                                           Years ended December 31,
                                    1996              1994          1995
                                   ------            ------        ------
Revenues:
 Net sales                       $ 3,938,854      $  866,676     $       -
 Engineering services revenue
   from related Party                      -               -       123,117
 Contract revenue                          -           8,722             -
 Net gain from related party
   for sale of technology                  -               -       360,000
 Other                               305,414          24,908        69,386
                                  ----------------------------------------
                                   4,244,268         900,306       552,503

Expenses:
Cost of sales                      3,440,381         628,506             -
Engineering, research
   and consulting                    664,887       1,599,826     3,089,078
Loss on investment in TEK-KOL        462,613         288,000             -
Selling, general and
   administrative                  1,880,655       1,377,172       891,400
Legal and accounting                 905,466         579,630       518,738
Depreciation and amortization        627,161       2,142,957       944,656
Interest                             522,470       1,109,155       952,752
                                ---------------------------------------------
                                   8,503,633       7,725,246       6,396,624
                                ---------------------------------------------
Net loss                         $(4,259,365)    $(6,824,490)    $(5,844,121)
                                =============================================

Net loss per share               $     (0.80)    $     (2.46)    $     (3.02)
                                =============================================
Weighted average shares
   outstanding                     5,357,010       2,774,084        1,933,032
                                =============================================


See notes to consolidated financial statements.



                                SGI International
            Consolidated Statements of Stockholders' Equity (Deficit)

                                      Convertible
                                     preferred stock         Common Stock
                                   --------------------------------------------
                                     Shares    Amount     Shares      Amount
                                   --------------------------------------------
Balances at December 31, 1993        142,096   $1,421   1,833,427   $22,106,272
 Issuance of common stock for
   services                                -        -         500        13,333
 Issuance of warrants to purchase
   common stock for services               -        -           -             -
 Issuance of common stock at $14 to
   $40 per share for cash, net             -        -     198,806     3,678,027
 Exercise of warrants for cash             -        -       2,275        40,222
 Issuance of convertible preferred
   stock for cash                        355        4           -             -
 Conversion of preferred stock       (35,350)    (354)     69,439     3,540,144
 Net loss                                  -        -           -             -
                                   --------------------------------------------
Balances at December 31, 1994         107,101     1,071  2,104,447   29,377,998
 Issuance of common stock for
   services and interest                    -         -    389,103      482,166
 Issuance of common stock at $.48
   to $10 per share for cash, net           -         -    963,035    1,023,956
 Exercise of warrants for cash
   and notes                                -         -    274,829      318,548
 Issuance of convertible preferred
   stock for cash, net                125,002     1,250          -            -
 Conversion of preferred stock       (128,533)   (1,286)   128,257    1,052,689
 Issuance of convertible preferred stock
   for notes payable and interest         156         2          -            -
 Issuance of convertible preferred
   stock to acquire AMS, Inc.               3         -          -            -
 Net loss                                   -         -          -            -
                                     ------------------------------------------
Balances at December 31, 1995         103,729     1,037  3,859,671   32,255,357
 Issuance of common stock for notes
   payable, services and interest           -         -    587,278      750,799
 Issuance of common stock at $.45 to
   $3.50 per share for cash, net            -         -  1,377,306    2,593,844
 Exercise of warrants to purchase
   common stock for cash and notes
   payable                                  -         -    243,528      270,509
 Issuance of convertible preferred
   stock for notes payable and interest   105         1          -            -
 Conversion of preferred stock        (15,101)     (151)    26,822      247,722
 Repurchase of preferred stock             (1)        -          -            -
 Warrants granted for notes payable,
   accounts payable and interst             -         -          -            -
 Compensation expense for warrants
   exercised with notes receivable          -         -          -            -
 Collection of notes receivable             -         -          -            -
 Net loss                                   -         -          -            -
                                      -----------------------------------------
Balances at December 31, 1996          88,732    $  887  6,094,605  $36,118,231
                                      =========================================



       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Total
                                                                   shareholders'
                                  Paid-in    Accumulated    Notes      equity
                                  capital      deficit    receivable  (deficit)
                                -----------------------------------------------
Balances at December 31, 1993   $ 5,733,991  $(25,490,703)$     -  $ 2,350,981
 Issuance of common
   stock for services                     -             -       -       13,333
 Issuances of warrants
   to purchase common stock
   for services                      15,000             -       -       15,000
 Issuance of common stock at
   $14 to 40 per share for
   cash, net                              -             -       -    3,678,027
 Exercise of warrants for cash            -             -       -       40,222
 Issuance of convertible
   preferred stock for cash         303,420             -       -      303,424
 Conversion of preferred stock   (3,539,790)            -       -            -
 Net loss                                 -    (5,844,121)      -   (5,844,121)
                                -----------------------------------------------
Balances at December 31, 1994     2,512,621   (31,334,824)      -      566,866
 Issuance of common stock for
   services and interest                  -             -       -      482,166
 Issuance of common stock at $.48
   to $10 per share for cash, net         -             -       -    1,023,956
 Exercise of warrants for cash
   and notes                              -             - (308,423)      10,125
 Issuance of convertible preferred
   stock for cash, net            1,112,726             -       -    1,113,976
 Conversion of preferred stock   (1,051,403)            -       -            -
 Issuance of convertible
   preferred stock for notes
   payble and interest            1,678,492             -       -    1,678,494
 Issuance of convertible preferred
   stock to acquire AMS, Inc.       329,779             -       -      329,779
 Net loss                                 -   (6,824,940)       -   (6,824,940)
                                 ----------------------------------------------
Balances at December 31, 1995     4,582,215  (38,159,764) (308,423) (1,629,578)
 Issuance of common stock for
   notes payable, services
   and interest                           -             -        -     750,799
 Issuance of common stock at
   $.45 to $3.50 per share for
   cash, net                              -             -        -   2,593,844
 Exercise of warrants to purchase
   common stock for cash
   and notes payable                      -             -        -     270,509
 Issuance of convertible preferred
   stock for notes payable
   and interest                   1,583,396             -        -   1,583,397
 Conversion of preferred stock     (245,511)            -        -       2,060
 Repurchase of preferred stock      (41,223)            -        -     (41,223)
 Warrants granted for notes payable,
   accounts payable and interest    141,603             -        -     141,603
 Compensation expense for warrants
   exercised with notes receivable  474,105             -        -     474,105
 Collection of notes receivable           -             -   308,423    308,423
 Net loss                                 -    (4,259,365)       -  (4,259,365)
                                 ----------------------------------------------
Balances at December 31, 1996    $6,494,585  $(42,419,129)   $    -  $  194,574
                                 ==============================================

 See notes to consolidated financial statements.


                            SGI International
                   Consolidated Statement of Cash Flows


                                            Years ended December 31,

                                           1996          1995          1994
                                          ------        ------        ------
Operating activities
Net loss                              $ (4,259,365)  $(6,824,940)  $(5,844,121)
 Adjustments to reconcile net loss
   to net cash flows used for
   operating activities:
 Depreciation and amortization             659,660     1,164,157       944,656
 Write down and write off of LFC
   related assets                                -       978,800             -
 Write off of receivables from
   officers and directors                        -       396,961             -
 Amortization of note discounts                  -       269,064       271,715
 Common stock and warrants issued
   for services and interest               211,650       603,160        28,333
 Compensation for warrants exercised
   with notes receivable                   474,105             -             -
 Changes in assets and liabilities:
 Receivable from joint venture partner      51,093       (29,701)      (16,262)
 Trade accounts receivable                (388,584)      (59,162)            -
 Inventories                                     -           500             -
 Receivable from officers and directors          -             -       (56,125)
 Prepaid expenses and other current
   assets                                  102,248         5,266        17,837
 Accounts payable                         (239,147)      (65,664)       (7,384)
 Billings in excess of costs and estimated
   earnings on uncompleted contracts       212,147        77,188             -
 Accrued salaries, benefits and related
   taxes                                  (154,161)       54,473        14,073
 Royalty payable to related party         (141,790)      (88,064)       54,166
 Contributions payable to TEK-KOL
   Partnership                            (228,748)      412,000             -
 Interest payable                          113,095       247,044       169,044
 Other accrued expenses                   (154,420)       20,849           553
                                         -------------------------------------
Net cash flows used for operating
   activities                           (3,742,217)   (2,838,069)   (4,423,515)

Investing activities:
Cash acquired from AMS                           -        21,184             -
Purchase time deposit                     (402,500)            -             -
LFC process related assets:
 Collection of notes receivable
   and related interest, net             1,717,258       117,235             -
 Additions to other technological
   assets                                   (1,302)      (33,183)     (130,020)
 Additions to process demonstration
   equipment                                     -       (31,511)      (72,729)
 Investment in TEK-KOL                     132,113      (184,000)            -
Purchase of property and equipment        (408,727)      (45,469)      (36,623)
Other assets                                12,876        63,274      (223,158)
                                        ---------------------------------------
Net cash flows provided by (used for)
   investing activities                  1,049,718       (92,470)     (462,530)

Financing activities:
Borrowings on line-of-credit               300,000             -             -
Proceeds from issuance of notes
   payable                                  50,000       830,362     3,467,580
Payment of notes payable                  (125,250)     (525,025)   (2,857,608)
Proceeds from issuance of convertible
   preferred stock                               -     1,113,976       303,424
Redemption of preferred stock              (41,223)            -             -
Proceeds from issuance of common
   stock                                 3,174,836     1,034,081     3,718,249
                                        --------------------------------------
Net cash flows provided by financing
   activities                            3,358,363     2,453,394     4,631,645
                                        --------------------------------------
Net increase (decrease) in cash            665,864      (477,145)     (254,400)

Cash at beginning of the year               74,154       551,299       805,699
                                        --------------------------------------
Cash at end of the year                 $  740,018    $   74,154    $  551,299
                                        ======================================
Supplemental disclosure of cash flow
   information:
 Cash paid for interest                 $  195,000    $  294,000    $  515,000
                                        ======================================
Supplemental disclosure of non-cash
   activities:
 Series 96 convertible preferred stock
   issued for notes payable
   and interest                         $1,583,000    $        -    $        -
                                        ======================================
Series 95 convertible preferred
   stock issued to acquire AMS          $        -    $  330,000    $        -
                                        ======================================
 Series 95 convertible preferred
   stock issued for notes payable       $        -    $1,557,500    $        -
                                        ======================================
 Warrants exercised in exchange
   for notes payable                    $  230,000    $  308,000    $        -
                                        ======================================
 Common stock or warrants issued
   for notes payable, services
   and interest                         $  751,000    $  482,000    $   28,000
                                        ======================================
 Conversion of preferred stock          $  246,000    $1,053,000    $3,540,000
                                        ======================================

See notes to consolidated financial statements.



                            SGI International
               Notes to Consolidated Financial Statements
                           December 31, 1996


1.   Business, Organization and Principles of Consolidation

SGI International (the "Company") was organized in 1985 as the successor to certain other businesses. Through 1994, the principal business of the Company was to license the Liquids From Coal ("LFC") Process technology as exclusive licensing agent for the TEK-KOL Partnership (TEK-KOL's information is discussed in Note 4), to provide expert technical services to all LFC Process related activities and projects and to develop Clean Coal Refineries worldwide. During 1995, the Company commenced development of the OCET (Opti-Crude Enhancement Technology) Process which is designed to increase the ratio of high quality fuels refined from residual oil, and the Company acquired a manufacturing business that fabricates and sells automated assembly equipment. Since inception, the Company has financed its research and development of the LFC and OCET processes by private placement of debt and equity securities and to a lesser extent through research and development contracts.

The Company has the following wholly owned subsidiaries at December 31, 1996:
Assembly & Manufacturing Systems, Inc. ("AMS"); OCET Corporation ("OCET"); U.S. Clean Coal Refineries, Inc. ("USCCR"); and SGI Australia Pty. Ltd. ("SGIA"). AMS designs, manufactures, and installs automated assembly equipment, and was acquired in October 1995 (Note 6). OCET was organized in February 1995 to research and develop the Opti-Crude Enhancement Technology, a process for further refining residual oil bottoms. USCCR was organized in October 1994 to market clean coal refinery project development programs. SGIA was organized in 1985 and became a wholly owned subsidiary in 1993. SGIA was established to commercialize the LFC Process technology in Australia and New Zealand.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

2.   Significant Accounting Policies

Basis of Presentation.   The accompanying consolidated financial statements are
prepared on a going concern basis. The recovery of amounts invested in the Company's principal assets, the LFC Process related assets, is dependent upon the Company's ability to adequately fund its capital contributions to TEK-KOL and TEK-KOL's ability to successfully attract sufficient additional equity, debt or other third-party financing to complete the commercialization of the LFC Process technology.

Success in commercialization of the LFC Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers, or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of said arrangements will be profitable to TEK-KOL or the Company. If the Company and TEK-KOL are unsuccessful in their attempts to license the LFC Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to the LFC Process.

The Company had negative working capital of $4.0 million and an accumulated deficit of $42.5 million at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements. The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that their efforts will be successful.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11, the Company raised $1,000,000 in April, 1997.

Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk. The Company invests its excess cash in interest bearing deposits with major banks, commercial paper and money market funds. Although certain of the cash accounts may exceed the federally insured deposit amount, management does not anticipate non-performance by the other parties. Management reviews the stability of these institutions on a periodic basis.

Inventories.   Inventories are valued at the lower of cost (first-in, first-
out) method or market.

Accounting for Long-Lived Assets. Effective January 1, 1996 the Company adopted FASB Statement No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amounts of those assets. The LFC Process related assets and other long-lived assets are evaluated continually by management for evidence of impairment. In performing its evaluation management considers such factors as competing technologies, current and future market potential for products generated from the LFC Process technology, viability of projects or assets and progress of related
projects such as the Colstrip Project and the TEK-KOL Partnership.   The
Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. This analysis is based upon the successful development, construction and opertation of a commercial LFC Plant as discussed in the second paragraph of this Note. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down the LFC Process related assets to fair value.

Depreciation and Amortization.   Royalty rights, the LFC cogeneration project
and the Australian LFC project are stated at cost and are being amortized over ten years. Process demonstration equipment is stated at cost and is being depreciated over five years. Property and equipment is stated at cost and is being amortized over three to five years. Goodwill related to the AMS acquisition is being amortized over ten years. Depreciation and amortization on the LFC Process related assets and other long-lived assets is calculated using the straight-line method and the depreciation and amortization periods are based on management's estimates of the useful lives of the respective assets.

Revenue Recognition. Revenues from engineering and consulting services are recorded as the services are performed and earned in accordance with the contracts to perform such services. Revenues from manufacturing contracts are recorded using the percentage-of-completion method of accounting, based upon the ratio of costs incurred to total estimated costs. Estimated losses are recorded in their entirety when loss contracts are identified. Contracts may extend over one or more accounting periods, and revisions in estimated costs and revenue recognition during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Other income consists primarily of interest income and is recorded as earned.

Stock Based Compensation Awards.   Management recommends and the Board of
Directors authorizes warrant grants to employees and other individuals on a periodic basis. Warrant grants are not made pursuant to a qualified plan; therefore, the warrants have a non-qualified tax status.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issue to Employees" ("APB 25") and related interpretations in accounting for stock based compensation awards. Under
APB 25, if the exercise price of the Company's warrants equals or exceeds the fair value of the underlying stock on the grant date, no compensation expense is recorded. See Note 7 for pro forma disclosures required by SFAS 123.

Common Shares Issued for Services. The values assigned to the restricted common shares issued for services are recorded at the estimated fair value of the services rendered.

Income Taxes.   Income taxes are provided for in accordance with the provisions of SFAS No. 109. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and income tax purposes, as well as operating loss carryforwards.

Net Loss Per Share. Net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Common stock equivalents, consisting of convertible preferred stock and warrants to purchase common stock, are excluded from the computation as their effect is anti-dilutive.

Reclassification.   Certain prior year balances have been reclassified to
conform to the current year presentation.

3.   Balance Sheet Detail

As of December 31, 1996, billings to date of $5,366,000 exceeded costs incurred and estimated earnings on contracts of $5,091,000 by $275,000. As of December 31, 1995, costs and estimated earnings of $3,005,000 exceed billings on contracts of $2,909,000 by $96,000. The amounts are included in the accompanying balance sheets under the following captions:

                                                      December 31,
                                             ----------------------------
                                                 1996             1995
                                             ----------------------------
Costs and estimated earnings in excess of
   billings on contracts                     $  113,130       $  271,448
Billings in excess of costs and estimated
   earnings on contracts                       (387,892)        (175,745)
                                             ----------------------------
                                             $ (274,762)      $   95,703
                                             ============================


4.   LFC Process Related Assets

Notes receivable.   In June 1985, Montana One Partners ("MOP"), a California
limited partnership, was formed to develop an LFC-CoGen Plant in Colstrip, Montana (the "Colstrip Project"). The Company was the sole general partner. Originally, the limited partners purchased a 5.93% preferred interest in MOP for $1,462,000; 84.07% was acquired by the Company and 10% by an affiliate, AEM Corp.

Pursuant to agreements executed in 1988 (the Colstrip Sale Agreements), MOP sold its interest in the Colstrip Project and the Company sold its interest in certain other projects to four individuals who formed Rosebud Energy Corp. ("Rosebud"). The sales price of $6,769,000 included $3,500,000 of 8% notes payable, liabilities aggregating $2,519,000 which were assumed by Rosebud and liabilities of $750,000 which were forgiven. The basis of the assets sold was $5,317,000. The Company recognized the immediate reduction of accounts payable and deferred the remaining gain of $702,000. The notes were non-recourse, and collectibility was contingent on profitable operations or future financing of the Colstrip Project.

The transaction was recorded as a non monetary exchange, and because of the contingencies on the note payments, no gain or interest income will be recognized until the proceeds received are in excess of the basis of assets sold.

By December 31, 1991, the Company had acquired the limited partners' 5.93% preferred interest and AEM's 10% interest in MOP in exchange for cash ($727,000), contingent notes payable ($1,124,500) and warrants to purchase 28,688 common shares at $10 per share. The notes payable to former MOP limited partners ("FLP") and AEM are payable only out of the Company's collections on the contingent notes received from Rosebud.

As of December 31, 1995, the Company had received principal payments of $375,000, interest payments of $739,000 and had written off notes receivable with a face value of $425,000.

During August through October 1996, the Company entered into the following agreements with the certain FLPs and the Rosebud individuals. The Company offered to exchange a preferred share convertible into 3,000 restricted common shares and a warrant to purchase 3,000 restricted common shares at $5.75 per share for each FLP's contingent note payable. Approximately seventy-six percent of the FLPs accepted this offer, and the Company issued 35 Series 96B preferred shares convertible into 105,000 restricted common shares and warrants to purchase 105,000 restricted common shares at $5.75 per share. The Rosebud individuals paid the Company $1,525,000 in exchange for the notes held by the Company from the 1988 Colstrip Project sale and the related accrued interest. The Company combined these transactions for reporting purposes and recorded $788,000 as the valuation of the securities issued to the FLPs.

The remaining balances of notes receivable and related accounts represent amounts due from the 1988 sale of certain other projects and contingent amounts payable to the remaining FLPs and AEM. The components of the net carrying value of the notes receivable on the accompanying consolidated balance sheets are as follows:


                                                         December 31,
                                                 ---------------------------
                                                      1996          1995
                                                 ---------------------------
8% notes receivable                              $  300,000     $ 2,700,000
Interest receivable                                 288,203       1,532,095
                                                 ---------------------------
                                                    588,203       4,232,095

Deferred gain and interest income                  (202,193)     (1,494,030)
8% notes contingently payable to FLP's and AEM      (81,107)     (1,614,117)
                                                 ---------------------------
Net carrying value                               $  304,903     $ 1,123,948
                                                 ===========================


Royalty Rights.   LFC Technology Partners ("LFCTP") originally financed
research and development of the LFC Process technology under certain research agreements entered into with the Company from 1982 to 1986. As provided under the research agreements, LFCTP provided cash and issued notes to the Company in exchange for all rights in the LFC Process technology. On October 1, 1987, the Company and LFCTP entered into an Amended Technology Transfer Agreement (the transfer agreement), which provided for the transfer of all rights in the LFC Process technology to the Company in exchange for three levels of royalty payments. The first level of royalty payments was satisfied during 1992.

In 1992, the Company and LFCTP entered into a Settlement Agreement which provided for modifications of the second and third level royalty payments. In exchange for 12,500 shares of Series 92-C convertible preferred stock, LFCTP's third level royalty under the transfer agreement was reduced from 12.5% of the Company's future net cash receipts (as defined) to zero and LFCTP's second level royalty under the transfer agreement was reduced from approximately $9 million at December 1992 to $10,000 per month plus 25% of net cash receipts generated by the Colstrip Project.

Royalty rights aggregating $3,142,500 were recorded in 1992 based upon the value of the underlying common shares. Royalty expense will be recognized as would have been required under the transfer agreement or evenly over 10 years, whichever is greater. Amortization expense of $314,250 was recorded during 1996, 1995 and 1994, and accumulated amortization totals $1,257,000 and $942,750 at December 31, 1996 and 1995, respectively.

Payment obligations under the reduced second level royalty terminated once the common stock underlying the Series 92-C preferred stock was registered in August 1994. LFCTP converted the 12,500 shares of Series 92-C preferred stock into 62,500 common shares in September 1994.

LFC Cogeneration Project. The Company has substantially completed the design and engineering of an LFC facility for use in conjunction with an electric cogeneration plant. Amounts capitalized at December 31, 1996 relate primarily to plans and drawings for the design of such a facility. Amortization expense of $105,000 was recorded during 1996, 1995 and 1994, and accumulated amortization totaled $526,000 and $421,000 at December 31, 1996 and 1995, respectively.

Pursuant to the Colstrip Sale Agreements, the Company granted Rosebud a non-exclusive license for LFC Process cogeneration plants with an aggregate capacity of 350 megawatts which provides for SGI to receive royalties of up to $1,000,000 from future plant financings and operations. The Company is continuing its efforts to enter into additional licenses which utilize the LFC Cogeneration technology.

Investment in TEK-KOL Partnership. The Company entered into a Technology Purchase Agreement (the "Agreement") with Shell Mining Company (SMC) on September 28, 1989. Under the Agreement, SMC acquired a one-half interest in the LFC Process technology, related stand-alone assets and patents in exchange for $650,000 in cash, a $550,000 note, and forgiveness of $350,000 of current debt. SMC also agreed to pay additional consideration totaling $1,000,000 when the first LFC plant became operational or $40,000 per month, up to an aggregate of $1,000,000 beginning July, 1992. Because of the time period involved over which the proceeds were collected, the Company recognized the revenue as the consideration was received. During 1994, $360,000, the final increment of the $1,000,000, was recognized as revenue.

The Company and SMC formed TEK-KOL on September 30, 1989, and each partner contributed its respective one-half interest in the LFC Process technology, related LFC stand-alone assets and patents to the partnership. TEK-KOL was formed to own and license the LFC Process technology. The Company accounts for its investment in TEK-KOL using the equity method. TEK-KOL was inactive through December, 1994. TEK-KOL became operational in 1995 and the Company has recorded $463,000 and $288,000, respectively, as its share of TEK-KOL's 1996 and 1995 net losses.

Capital contributions to TEK-KOL are expected to be required from time to time. The partnership agreement requires the Company to contribute one-half of any required capital contributions. The Company recorded a liability to TEK-KOL of $412,000 at December 31, 1995 for the unpaid portion of the required contributions. The partners verbally agreed that the Company was not in default of the partnership agreement provision regarding payment of required capital contributions. The Company paid all required capital contributions to TEK-KOL through December 31, 1996. Management believes that substantially all of the 1997 funding requirements for TEK-KOL will be paid by third parties with whom TEK-KOL has, or will have, agreements. Management estimates that the Company will be required to contribute approximately $800,000 in 1997 if none of these agreements are consummated.

The partnership agreement originally designated the Company as licensing contractor. To date, the Company has not been reimbursed for past licensing related expenditures. The partnership agreement was amended effective May 1, 1995 so that the Company now receives 75% of all royalties, fees, and other monies paid to TEK-KOL by third parties, until such time that the Company has received $2.0 million. After the Company receives $2.0 million, all royalties, fees, and other monies paid to TEK-KOL will be shared evenly. Ongoing licensing activities by the Company will be compensated as determined by TEK-KOL. The Company will record licensing revenues as these monies are received.

TEK-KOL granted the Company a royalty-free LFC Process license for cogeneration plants with an aggregate capacity of 350 megawatts and a royalty-bearing LFC Process license which requires the Company to pay royalties of approximately 12.5% of the net proceeds from the sale of liquids produced by its first two sole LFC Projects. Royalties to TEK-KOL for all products produced by additional SGI sole projects are subject to negotiation based on prevailing industry practices.

TEK-KOL granted an LFC Process license to SMC through which TEK-KOL will receive royalties of approximately 12.5% of the net proceeds from the sale of liquids produced by the first Level I and Level II plants. Royalties to TEK-KOL for all products produced by any subsequent SMC plants are subject to royalties negotiated based on prevailing industry practices.

Australia LFC Project.   The Company has capitalized certain costs associated
with preliminary site reviews and engineering studies relative to Australian coals as part of an effort to market the LFC Process technology. The Company owns the right to license the LFC Process technology in Australia and New Zealand. The capitalized costs are being amortized over a ten year estimated life and amortization expense of $29,000 was recorded during 1996, 1995 and 1994. Accumulated amortization at December 31, 1996 and 1995 is $145,000 and $116,000, respectively.

5.   Line-of-Credit and Notes Payable

The Company established a $400,000 line-of-credit with a financial institution during 1996. The line-of-credit is secured by a $402,500 certificate of deposit maturing May 1997, and borrowings on the line-of-credit bear interest at two percent over the certificate of deposit interest rate. Borrowings on the line-of-credit were $300,000 at December 31, 1996.


Notes payable consist of the following:

                                                             December 31,
                                                     --------------------------
                                                        1996            1995
                                                     --------------------------
12% notes, due through September 2000, unsecured     $   33,250    $    47,500
10-12% notes, due at various dates through
   September 1997, unsecured                          4,207,000      5,696,766
Non-interest bearing convertible debenture,
   due no earlier than 1998, unsecured                  100,000        100,000
                                                     --------------------------
                                                      4,340,250      5,844,266
Less current portion                                  4,216,500      1,213,016
                                                     --------------------------
                                                     $  123,750    $ 4,631,250
                                                     ==========================

During 1986 and 1987, the Company sold securities to qualified investors through private placement offerings which included 12% notes payable.
Principal payments of $2,375 and 12% interest payments are due quarterly through maturity in September 2000. The 12% notes payable also include contingent interest ranging from 6% to 24%. The contingent interest begins accruing quarterly upon completion of construction, start-up and testing of a commercial LFC Plant. No commercial LFC Plants have been built and no interest expense related to this contingency has been recorded to date. The notes are convertible into restricted common stock at the rate of .075 shares per $1 of outstanding principal. Prepayment of the principal results in the payment of an amount which would cause the annual return from the original note date to become 18% to 24%, compounded annually. An additional payment equal to 25% of the outstanding principal is also required upon prepayment. The balance outstanding under these notes totaled $33,250 at December 31, 1996.

During 1995 and 1994, the Company sold Investment Units ("Units") through private placement offerings to qualified investors for $10,100 per unit. Such Units include a $10,000 note payable, bearing interest at rates of 10% to 12% per annum and one convertible preferred share. The notes payable generally have twelve to thirty-six month terms and interest is payable quarterly. The preferred shares are convertible into common stock as described in Note 7. The proceeds from the Units were allocated to the notes payable and preferred shares based on their relative fair values which resulted in recording discounts to the notes payable. Note discounts of $269,000 and $272,000 were amortized to interest expense during 1995 and 1994, respectively.

The Company made limited principal and interest payments in 1995 on the notes payable issued through the Unit sales. In November 1995, the Company proposed a note restructuring program to the noteholders pursuant to which the original maturity date could be extended to September 1997, or the note principal could convert into preferred stock. The notes payable were restructured during late 1995 and early 1996 as discussed below.

As of December 31, 1995, the original maturity dates for notes payable with a carrying value of $4,034,000 were extended and notes payable with a carrying value of $1,557,500 were converted into 155.75 Series 95R preferred shares with a $10,000 per share liquidation preference. Of the preferred shares issued,
135.25 preferred shares are convertible into 1,806,875 common shares on November 1, 1997 and 20.5 preferred shares are convertible into common shares based on the November 1, 1997 common stock price. At December 31, 1996, these preferred shares would have been convertible into 90,234 common shares based on the closing bid price of $4.0312 per share. Certain of the converting noteholders were granted warrants to purchase 39,250 shares of common stock at $1.25 per share pursuant to terms of the restructuring.

In 1995, accrued interest of $121,000 was satisfied through the issuance of the Series 95R preferred shares, accrued interest of $99,000 was satisfied through the issuance of 8,838 restricted common shares, and accrued interest through December 31, 1995 of $276,000 is due September 30, 1997. The Company also prepaid interest to September 30,1996 of $94,000 on certain notes through the issuance of 84,177 restricted commons shares.

During 1996, the original maturity dates for notes payable with a carrying value of $165,000 were extended and notes payable with a carrying value of $725,000 were converted into 2.5 Series 95R preferred shares and 70 Series 96A preferred shares, all with a $10,000 per share liquidation preference. The Series 95R preferred shares are convertible into 33,750 common shares on November 1, 1997 and the Series 96A preferred shares are convertible into 945,000 common shares on May 1, 1998.

In 1996, accrued interest of $89,000 was satisfied through the issuance of the Series 95R and 96A preferred shares, the Company prepaid interest to September 30, 1997 of $62,200 on certain notes through the issuance of 14,288 restricted common shares, and accrued interest through December 31, 1996 of $529,000 is due September 30, 1997.

In 1996, the Company granted the owner of a domestic research company a warrant to purchase 100,000 restricted common shares at $1.72 per share in exchange for a note payable previously issued by the Company, accrued interest and accounts payable totaling $141,600.

The Company received $304,000 and $50,000 from an entity controlled by a Director in 1995 and 1996, respectively, in exchange for 10% notes payable due on December 31, 1996. In March 1996, the Company issued 283,200 restricted common shares is satisfaction of the aggregate principal and accrued interest of $375,000.

The Company received $230,000 from LFCTP in 1995 in exchange for 10% notes payable due through 2000 and warrants to purchase 230,000 common shares at $1.00 per share. The notes payable were collateralized by the notes receivable discussed in Note 4. In 1996, LFCTP exercised the warrant in exchange for the previously issued note payable and the Company issued 230,000 restricted common shares. Accrued interest of $18,000 on the notes was satisfied through the issuance of 2,096 restricted common shares.

The Company received $100,000 from a foreign corporation in 1995 in exchange for a non-interest bearing debenture with a $100,000 face value. The debenture is due one year from the occurrence of certain future events, none of which occurred to date. Accordingly, the debenture is classified as long-term debt in the accompanying balance sheets. The debenture is convertible based on future events, and would have converted into 24,807 common shares at December 31, 1996 had those events occurred.

Scheduled principal payments of notes payable are as follows:


Years ended December 31,
------------------------
1997                   $ 4,216,500
1998                         9,500
1999                       109,500
2000                         4,750
                       -----------
Total payments         $ 4,340,250
                       ===========

6. Acquisition of AMS and Information on Industry Segments

On October 30, 1995, the Company acquired AMS, a designer and manufacturer of automated assembly equipment. The Company issued three Series 95 convertible preferred shares valued at $330,000 in exchange for 100% of the outstanding common stock of AMS. The acquisition has been accounted for as a purchase and resulting goodwill of $479,000 is being amortized over ten years.

The following table presents relevant information for AMS for the year ended December 31, 1996 and the period October 31, 1995 to December 31, 1995.


                               1996         1995
                              ------       ------
Sales                     $ 3,939,000   $  867,000
Income from operations        498,000      238,000
Total assets                1,527,000    1,297,000
Accum. Depreciation            34,000        1,000


Sales revenue was derived primarily from contracts to manufacture assembly equipment with four and two customers in 1996 and 1995, respectively. Revenue from sales of automated assembly equipment accounted for 93% and 96% of the Company's revenues in 1996 and 1995, respectively.

7.            Stockholders' Equity (Deficit)

Convertible Preferred Stock.   A summary of the issued and outstanding
convertible preferred stock at December 31, 1996 is as follows:


                                                            Common shares
                             Shares issued  Preference in     issuable
                            and outstanding  liquidation     conversion
                            ----------------------------------------------
Series P-90 Preferred Stock       400       $    40,000        100,000
Series PS90 Preferred Stock         8             2,000          1,000
Series 90 Preferred Stock           6               640            560
Series 91 Preferred Stock      87,655           346,440          7,520
Series 92 Preferred Stock          21             2,110            153
Series 93 Preferred Stock          79             7,850          2,888
Series 94 Preferred Stock         300            30,005         12,688
Series 95 Preferred Stock         158         1,913,611      2,292,748
Series 96 Preferred Stock         105         1,155,000      1,050,000
                              ----------------------------------------
                               88,732      $  3,497,656      3,467,557
                              ========================================


The Series 96 convertible preferred shares are non-voting, and were issued in connection with the note restructuring discussed in Note 5 and the FLP transaction discussed in Note 4. The Series 96B preferred shares have certain registration rights, and are convertible without further payment on the earlier to occur of the filing of a registration statement including the underlying common shares or August 30, 1998.

The Series 95 convertible preferred shares are non-voting, and were issued in connection with private placements, the note restructuring discussed in Note 5 and the AMS acquisition discussed in Note 6. In 1995, the Company raised $1,114,000, net of offering costs of $137,500, through the issuance of 125,000 Series 95 convertible preferred shares and the issuance of two Series 94 convertible preferred shares. The Series 95 preferred shares were convertible after forty one days into common shares based on the common stock closing bid price on various dates in 1995. During 1996, 17,500 Series 95 preferred shares were converted into 21,875 common shares, and during 1995, 107,500 Series 95 preferred shares were converted into 126,421 common shares.

The Series 94, 93, 92, 91 and 90 preferred shares were issued in connection with the Unit sales discussed in Note 5. All Series 94 through 90 preferred shares are non-voting, and callable at $100 per share except the Series 91 and Series 90 preferred shares.

Certain of the Series 91 convertible preferred shares provide cumulative dividends ranging from $8 to $800 per share, and are callable at $100 per preferred share plus any unpaid cumulative dividends.

The Series 90 preferred shares provide an $8 cumulative dividend per share, and are callable at $100 per share plus any unpaid cumulative dividends.

The Series PS90 convertible preferred shares were issued in 1990 to employees of the Company and are convertible into restricted common shares upon payment of $1.375 per common share. The Series PS90 preferred shares are non-voting, have a preference in liquidation of $250 per share and provide a $20 cumulative dividend per share.

The Series P-90 convertible preferred shares were issued in 1990 to two Board members who were also Company officers, and are convertible into restricted common shares upon an additional payment of $1.375 per common share. The Series P-90 preferred shares are non-voting, provide an $8 cumulative dividend per share, and are callable after January 1, 1996 at $100 per share plus any unpaid cumulative dividends.

Dividends on all preferred shares are only payable when the Company has sufficient accumulated earnings. Cumulative dividends of $87,000 were in arrears under the Series 91, PS90, 90 and P-90 preferred share agreements at December 31, 1996.

Common Stock.   During 1996, the Company raised $2,593,000 through the issuance of 1,377,306 restricted common shares. The Company issued 49,626 restricted common shares for services and recorded compensation expense of $65,000 in 1996. As discussed in Note 5, the Company issued restricted common shares in exchange for notes payable, accrued interest, and future interest obligations.

During 1995, the Company raised $1,024,000, net of offering costs of $48,000, through the issuance of 963,035 restricted common shares. The Company issued 216,088 restricted common shares for services and recorded compensation expense of $289,000 in 1995. As discussed in Note 5, the Company also issued restricted common shares for accrued interest and future interest obligations.

During 1994, the Company raised $3,678,027, net of offering costs of $405,773, through the issuance of 198,806 restricted common shares. The Company issued 500 restricted common shares for services and recorded $13,000 of compensation expense.

At December 31, 1996, the Company has reserved 6,000,000 common shares for the conversion of preferred stock into common stock and the exercise of outstanding warrants.

Warrants.   The following table summarizes disclosures required by SFAS 123 for warrant activity subsequent to December 31, 1993:


                   Common shares under outstanding warrants
                 --------------------------------------------

                                Shares under      Weighted-average
                                  warrant          exercise price
                                ---------------------------------

Balance, December 31, 1993         193,087            $ 29.22
Granted                             49,713              23.56
Exercised                            2,274              17.68
Expired                             18,318              49.73
                                ----------
Balance, December 31, 1994         222,208              15.72

Granted                          1,768,816               1.83
Exercised                          274,829               1.16
Expired                             16,925              21.85
                                ----------
Balance, December 31, 1995       1,699,270               1.91

Granted                          1,310,100               3.75
Forfeited                           24,816               1.50
Exercised                          473,528               1.06
Expired                              3,450              50.00
                                ----------
Balance, December 31, 1996       2,507,576               2.97
                                ==========

The Company changed the exercise prices for 80,703 shares to $15.00 per share from exercise prices of $20.00 to $54.00 per share in 1994. The Company changed the exercise prices for 2,667,153 shares to exercise prices of $20.00 to $.875 per share from exercise prices of $1.375 to $.60 per share in 1995. The repricings changed the exercise price to the then current common stock closing bid price.

The weighted average grant date fair market value of warrants granted in 1996 is $2.64 per share. Except for warrants to purchase 5,000 common shares at $.20 per share which were granted on December 12, 1994 when the closing bid price was $13.75 per share, all warrants were granted at fair market value, are exercisable at December 31, 1996, and are not subject to repurchase by the Company. Approximately 1.9 million common shares underlying warrants have been registered with the Securities and Exchange Commission as of December 31, 1996. The following table provides the weighted-average exercise prices and the weighted-average remaining contractual life for outstanding warrants at December 31, 1996 grouped into three exercise price ranges:

                                                            Weighted-average
     Range of        Shares under      Weighted-average         remaining
 exercised prices      warrant         exercise prices      contractual life
------------------  --------------     ---------------     ------------------
   $.60 - $1.72       1,511,185           $   0.91              3.75 years
  .4375 -  10.00        961,040               5.24              5.89 years
  18.00 -  54.00         35,351              29.39              2.26 years


Pro Forma Information. As of December 31, 1996, the Company has outstanding warrants as described above. The Company has elected to follow APB 25 and related interpretations in accounting for the warrants because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing warrants. Under APB 25, because the exercise price of the Company's warrants equals the market price of the underlying stock on the grant date, no compensation expense is recorded.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for the warrants granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of approximately 6% for both years; volatility factor of the expected market price of the Company's common stock ranging from .737 to 1.631 and 1.604 to 1.721; weighted-average expected life of the option of 2.0 years for both years, and a dividend yield of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's warrants. For purposes of pro forma disclosures, the estimated fair value of the warrants is expensed during the grant year. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):



                                    Years ended December 31,
                                     ---------------------
                                        1996        1995
                                     ---------------------
                   Net loss
                    Historical        $  4,259   $  6,825
                    Pro Forma            6,859      8,918

                   Net loss per share
                    Historical        $  (0.80)  $  (2.46)
                    Pro Forma            (1.28)     (3.21)


The Company granted warrants to employees for the purchase of 3,530,000 OCET common shares at $1.00 per share in 1995, and canceled a warrant for 850,000 of those shares in January 1996. There is no current market for OCET common stock. At December 31, 1996, warrants for the purchase of 2,305,000 OCET common shares are exercisable; warrants for the remaining OCET common shares become exercisable at various times through June 1998. All warrants to purchase OCET common shares expire December 31, 1999.

8.           Related Party Transactions

SGI has entered into the following transactions with related parties:

(a)The Company sold 200 Series P-90 preferred shares for $22,000 to two officers in 1990. Each preferred share is convertible into 250 restricted common shares upon payment of a price that was reduced from $15.00 per share to $1.375 per share in 1995.

(b)The Company granted warrants to purchase a total of 820,000 common shares to officers and directors in 1996, 1995, and 1994 at exercise prices ranging from $0.875 to $40.00 per share. The exercise prices equaled or exceeded the closing bid price on the grant dates. During 1995, the exercise prices of warrants to purchase 498,500 and 70,000 common shares were changed to $0.60 and $1.375, respectively (Note 7).

(c)During 1995 and 1996, the Company issued 10% notes payable totaling $354,000 to an entity controlled by a Board member. The notes and accrued interest were converted into 283,200 restricted common shares in 1996. Also during 1995, an officer advanced the Company a total of $52,000 and was repaid.

(d)The Company had receivables from two officers of $398,000 at December 31, 1994. A portion of this receivable was offset by obligations of the Company to both of the officers and the remaining $224,000 was reserved at December 31, 1995. In January 1996, the Company agreed to forgive the loans made to a former officer.

(e)The Company has an agreement with an officer/shareholder for the assignment of his patent to the Company. The agreement provides for a royalty equal to the greater of (i) $50,000 per calendar year or (ii) one-tenth of one percent (.1%) of royalty revenues received by the Company (or any joint venture of which the Company is a partner) through December 31, 2000, conditioned only upon the continued practice of the LFC Process technology during such period by the Company and/or any such joint venture. The Company recognized royalty expense of $50,000 in each of the years ended December 31, 1995 and 1994. During 1996, the officer/shareholder agreed to forego all past and future royalty payments pursuant to the agreement. The accrued liability of $142,000 at December 31, 1995 was recorded as other income in 1996.

(f)Three employees exercised warrants in August 1995 for 274,154 common shares in exchange for notes payable of $308,000. The 8% notes were non-recourse and were payable August 23, 1999, only if the bid price for the Company's common stock was in excess of $3.00 per share on that date. As of January, 1995 the employees had pledged 321,341 restricted common shares as collateral for the notes payable. During the first quarter of 1996, the Company recorded compensation expense of $474,000 related to these transactions as provided by Emerging Issues Task Force Abstracts Issue No. 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." During the second quarter of 1996, the three employees exchanged 8% recourse notes payable August 23, 1999 for the non-recourse notes. The Company collected all principal and interest payments prior to December 31, 1996 and the note activity is reflected in the accompanying balance sheets as a component of stockholders' equity (deficit).

9.   Commitments

(a)The Company leases its corporate offices under an operating lease agreement which provides for annual escalation of rental payments and expires in December 2000. The Company's OCET subsidiary leases its laboratory facilities under an operating lease agreement which expires in May 2000.
   AMS leases its manufacturing facility under an operating lease agreement which expires in October 1997. Under the terms of the lease agreements, the lessee pays taxes, maintenance and insurance. As of December 31, 1996, the Company had no other significant commitments under capital or operating leases. Total rent expense relating to leased facilities was $339,000, $226,000 and $170,000 in 1996, 1995 and 1994, respectively.

   Future minimum annual operating lease commitments are as follows:


Year ending December 31,
------------------------
1997           $ 347,000
1998             224,000
1999             226,000
2000             169,000
               ---------
               $ 966,000
               =========

(b) As discussed in Note 4, the Company is required to make contributions to the TEK-KOL Partnership.

10.  Income Taxes

The significant components of the Company's deferred tax assets and liabilities are:

                                           1996            1995
                                       ------------------------------
Deferred tax assets:
  Net operating loss carryforwards       $ 17,295,000   $ 16,878,000
  Depreciation and amortization               583,000        553,000
  Research and development credits            380,000        350,000
  Other                                       268,000        377,000
                                         ----------------------------
                                           18,526,000     18,158,000

Deferred tax liabilities:
  Other                                       (731,000)      (625,000)
                                         -----------------------------
  Net deferred tax assets                   17,795,000     17,533,000
  Deferred tax assets valuation allowance  (17,795,000)   (17,533,000)
                                         -----------------------------
                                          $          -   $          -
                                         =============================

At December 31, 1996, the Company had net operating losses available for carryforward for federal and state tax purposes of approximately $45.8 million and $20.8 million respectively. Federal and state loss carryforwards of $194,000 expired in 1996 and will not be available for carryforward into 1997. The difference between federal and state loss carryforwards is primarily attributable to the 50% limitation of California loss carryforwards. The Company also has federal research credit carryforwards of approximately $380,000 which will begin to expire in 2004 unless previously utilized.

Approximately $1,600,000 of the valuation allowance for deferred tax assets relates to stock warrant deductions which, when recognized, will be allocated directly to contributed capital.

11.       Subsequent Events

The Company executed a funding agreement on April 14, 1997 which provides for the sale of the Company's common stock in three tranches of $1,000,000 each pursuant to Reg. S. The number of shares in each tranch will be determined by dividing the amount invested by the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the investment. Funding of the first tranch (365,924 common shares at $2.7328 per share) was due immediately upon execution of the agreement. Funding of the second and third tranches are due within 60 days and 120 days of April 14, 1997, respectively. The closing of the second and third tranches is subject to certain minimum levels of price and trading volume of the Company's common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III


The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders (involving the election of Directors), which definitive proxy statement will be filed pursuant to Regulation 14A no later than 120 days following the Company's fiscal year ended December 31, 1996, and is incorporated herein by this reference to the following extent:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information under the captions "Election of Directors - Information about Nominees and Executive Officers" and "Executive Compensation - Compliance with
Section 16 of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions "Information Concerning Board of Directors - Compensation of Directors," and "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN TRANSACTIONS

The information under the captions "Executive Compensation - Certain Relationships and Related Transactions."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1&2   Financial Statements

     See Index to Consolidated Financial Statements on Page 20 hereof.

     Financial Statement schedules for which provision is made under the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)  3    Listing  of exhibits

   2.1       Merger Agreement between VDI and Genesis(2)
   3.1.1     Articles of Incorporation, as amended(1)
   3.1.2     Restated Articles of Incorporation(5)
   3.1.3 Articles of Amendment to the Articles of Incorporation of SGI International(26)
   3.2.1     By-laws, as amended(2)(3)
   3.2.2     Amended and Restated By-laws(5)
   3.2.3     By-Laws, as Amended (9/20/90)(14)
   4.1.1     Form of Warrants - Authorized Before 1987(1)
   4.1.2     Form of Warrants - Series A through H(5)
   4.1.21    Form of Amended Warrants(15)
   4.1.22    Form of Amended Warrants(16)
   4.1.3     Form of Warrants - Series I, M, S and P(5)
   4.1.4     Form of Warrants - Series XX(12)
   4.2       Loan Agreement with Seaport Ventures, Inc.(4)
   4.3       Loan Agreement with Arthur & Sophie Brody(4)
   4.4       Form of Series 86-B Promissory Notes(4)
   4.5       Form of Series 86-C Promissory Notes(4)
   4.6       Form of Series 87-A Promissory Notes(5)
   4.7       Form of Series 87-B Promissory Notes(5)
   4.8       Form of Series 88-A Promissory Notes(12)
   4.9       Form of Series 88-B Promissory Notes(12)
   4.10      Form of Series 88-C Promissory Notes(12)
   4.11      Form of Series 89-A Promissory Notes(13)
   4.12      Form of Series 89-B Promissory Notes(13)
   4.13      Form of Series 89-AA Promissory Notes(13)
   4.14      Form of Series 90-A Units (Promissory Note and Preferred Stock)(14)
   4.15      Form of Series 90-B Units (Promissory Note and Preferred Stock)(14)
   4.16      Form of Series 90-C Units (Promissory Note and Preferred Stock)(14)
   4.17      Form of Series 90-D Units (Promissory Note and Preferred Stock)(14)
   4.18      Form of Series P90 Preferred Stock(14)
   4.19      Form of Series PS90 Preferred Stock(14)
   4.20      Form of Series 91-A Units (Promissory Note and Preferred Stock)(17)
   4.21      Form of Series 91-AA Units (Promissory Note and Preferred Stock)
             (17)
   4.22      Form of Series 91-B Units (Promissory Note and Preferred Stock)(17)
   4.23      Form of Series 91-C Units (Promissory Note and Preferred Stock)(17)
   4.24      Form of Series 91-D Units (Promissory Note and Preferred Stock)(17)
   4.25      Form of Series 91-E Units (Promissory Note and Preferred Stock)(17)
   4.26      Form of Series 91-V Units (Promissory Note and Preferred Stock)(17)
   4.27      Form of Series 91-P Preferred Stock(17)
   4.28      Form of Series 91-R Preferred Stock(17)
   4.29      Form of Series 91-S Preferred Stock(17)
   4.30      Form of Series 91-T Preferred Stock(17)
   4.31      Form of Series 91-M Preferred Stock(17)
   4.32      Form of Series 92-A Preferred Stock(19)
   4.33      Form of Series 92-B Preferred Stock(19)
   4.34      Form of Series 93-A Units (Promissory Note and Preferred Stock)(22)
   4.35      Form of Series 93-B Units (Promissory Note and Preferred Stock)(22)
   4.36      Form of Series 93-C Units (Promissory Note and Preferred Stock)(22)
   4.37      Form of Series 94-A Units (Promissory Note and Preferred Stock)(23)
   4.38      Form of Series 94-B Units (Promissory Note and Preferred Stock)(23)
   4.39      Form of Series 94-C Units (Promissory Note)(23)
   4.40      Form of Series 95-C Convertible Preferred Stock (25)
   4.41      Form of Series 95-D1 Redeemable Convertible Preferred Stock (25)
   4.41.1    Form of Series 95-D1.03 Convertible Preferred Stock (26)
   4.41.2    Form of Series 95-D1.04 Convertible Preferred Stock (26)
   4.42      Form of Series 95-E Redeemable Convertible Preferred Stock (25)
   4.43      Form of Series 95-R Convertible Preferred Stock (26)
   4.44      Form of Series 96-A Convertible Preferred Stock (28)
   4.45      Form of Series 96-B Convertible Preferred Stock (28)
   10.1.1    Amended and Restated Agreements with LFC Technology
             Partners - Pre 10/1/87(4)
   10.1.2    Amended Technology Transfer Agreement dated 10/1/87(5)
   10.1.3    Research Agreement Waiver (and Amended Research Notes) dated
             10/1/87(5)
   10.2      AEM Agreement(2)(3)
   10.3.1    Assignment Agreement dated 11/13/84 with Ernest Esztergar(6)
   10.3.2 First Amendment to Assignment Agreement dated 12/31/87 with Ernest Esztergar(5)
   10.4      Consulting Agreement with Alfred S. Bearman(1)
   10.5      Design and Construction Contract with Dravo Engineers, Inc.(2)(3)
   10.6.1    Coal Supply Contract with Western Energy Company(1)
   10.6.2    Coal Supply Contract dated 12/7/87 with Western Energy Company(5)
   10.6.3    Refuse Coal Supply Contract dated 12/7/87 with Western Company(5)
   10.7.1    Power Purchase Contract with Montana Power Company(1)
   10.8      Employment Agreement with Ernest Esztergar(2)(3)
   10.8.1    Employment Agreement with Ernest Esztergar (1995)(26)
   10.9      Employment Agreement with William M. Owens(2)(3)
   10.9.1    Employment Agreement with William M. Owens(1995)(26)
   10.10     Employment Agreement with Jeffrey L. Smith(2)(3)
   10.11.1 Employment Agreement with Robert D. Krintzman (2)(3) and Amendment thereto(4)
   10.11.2   Revised Employment Agreement with Robert D. Krintzman(13)
   10.11.3   Revised Employment Agreement with Robert D. Krintzman (4/1/90)(14)
   10.12.1 Lease for executive offices at 3366 N.Torrey Pines Ct. #220, La Jolla, CA 92037(4)
   10.12.2   Month-to-Month lease for executive offices(5)
   10.12.3   Lease of executive offices(13)
   10.12.4   Lease of executive offices (LJF)(14)
   10.12.4.1 First amendment to Lease of Executive offices dated as of 10/17/95 (26)
   10.13     Investment Banking Agreement with Ladenburg, Thalmann & Co.,
             Inc.(4)
   10.14 Settlement Agreement dated 10/1/87 amongst Company, Jeffrey L. Smith, Robert D. Krintzman
   10.15     Modification Agreement dated as of 10/1/87(7)
   10.15.1   Settlement Agreement dated as of December 10, 1992(18)
   10.16 Agreement to Proceed (including Agreement to Proceed, LFC Release and Addendum)(5)
   10.17 Participation Agreement (including Participation Agreement, Confidentiality Agreement and Addendum)(5)
   10.18.1   Agreement dated as of July 1, 1988 between AEM and Company(9)
   10.18.2   Agreement dated July 19, 1989 between SMC and Company(10)
   10.19     Technology Purchase Agreement, dated as of 9/28/89(11)
   10.20     Partnership Agreement, dated as of 9/30/89(11)
   10.20.1   First Amendment to Partnership Agreement dated as of 12/1/91(17)
   10.20.2   Second Amendment to Partnership Agreement dated as of 5/1/95(26)
   10.21     SGI Assignment Agreement, dated as of 9/30/89(11)
   10.22     SMC Assignment Agreement, dated as of 9/30/89(11)
   10.23     Coal Handling License, dated as of 9/30/89(11)
   10.24     License to SGI International, dated as of 9/30/89(11)
   10.25     License to Shell Mining Company, dated as of 9/30/89(11)
   10.25.1 First Amendment to License to Shell Mining Company, dated as of 5/01/95(26)
   10.26     SGI Services Agreement, dated as of 9/30/89(11)
   10.26.1   ENCOAL/SGI Services Agreement, dated as of 7/18/90(14)
   10.27     SMC Services Agreement, dated as of 9/30/89(11)
   10.28     Accounting Procedures(11)
   10.29     Confidentiality Addendum(11)
   10.30     Addendum to Documents 10.19 through 10.29(11)
   10.31     SGI International 1990 Stock Option Plan(14)
   10.32 Letter of Intent dated June 5, 1993 between Company & Shanxi Coal Bureau, China(20)
   10.33 Letter of Intent dated July 16, 1993 between Company & Fushun Coal Mine Administration, China (20)
   10.34 Letter of Intent dated January 28, 1994 between Company and Shandong Provincial Coal Bureau, and Comprehensive Utilization Corporation of Shandong Coal Industry, China(21)
   10.35     Acquisition Agreement dated as of September 8, 1995(25)
   10.35.1   Lending and Commitment Agreement dated as of September 8, 1995(25)
   10.35.2 First Amendment to Acquisition and Funding Agreement dated as of September 22, 1995
   10.35.3 Second Amendment to Acquisition & Funding Agreement dated as of October 20, 1995 (24)
   10.36     Technology Transfer Agreement (SGI/OCET) dated 3/17/95(26)
   10.36.1 First Amendment to Technology Transfer Agreement dated as of 5/15/95 (26)
   10.36.2 Second Amendment to Technology Transfer Agreement dated as of August 25, 1996 (28)
   10.37     Employment Agreement with Joseph A. Savoca dated as of
             June 12, 1995 (26)
   18.1      Letter re: Change in Accounting Principles(4)
   22.1      Subsidiaries(5)
   23.1      Consent of Ernst & Young LLP, Independent Auditors(28)
   28.1      Agreement dated June 20, 1988(8)
   28.2      Modification Agreement dated August 1, 1988(8)
   28.3      Colstrip Notes(8)
   28.4.1    Other Notes (Healy Alaska)(8)
   28.4.2    Other Notes (Jackson, Michigan)(8)
   28.4.3    Other Notes (Muskegon, Michigan)(8)
   28.4.4    Other Notes (Buelah, North Dakota)(8)
   28.4.5    Other Notes (Anchorage, Alaska)(8)
   28.5      LTI Agreement(8)
   28.6      SGI/MOP General Release(8)
   28.7      Creditor Releases(8)
   28.8      SGIF/DOE/METC Agreement dated 9/20/91(17)


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-14 (File No. 2-93124) (the "Registration Statement") filed on September 6, 1984.
(2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed on April 24, 1985.
(3) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1985.
(4) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1986.
(5) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1987.
(6) Incorporated by reference to Amendment No. 1 to the Registration Statement filed on December 31, 1984.
(7) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended September 30, 1987.
(8) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended June 30, 1988.
(9) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended March 31, 1990.
(10) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended September 30, 1990.
(11) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended March 31, 1990.
(12) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1988.
(13) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1989.
(14) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1990.
(15) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed December 1990.
(16) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on March 1, 1991.
(17) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1991.
(18) Incorporated by reference to Report on Form 8-K (File No. 2-93124) filed on January 15, 1993.
(19) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1992.
(20) Incorporated by reference to 1st Amendment to Form S-1 filed December 20, 1993.
(21) Incorporated by reference to 3rd Amendment to Form S-1 filed March 9, 1994.
(22) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1993.
(23) Incorporated by reference to Report on Form 10K(File No. 2-93124) for the year ended December 31,1994.
(24) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1995.
(25) Incorporated by reference to Report on Form 8-K/A (File No. 2-93124) filed October 6, 1995.
(26) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1995.
(27) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 26, 1996.
(28) Filed herewith.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996: None
(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report
(d)  Not applicable


SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 1997.

                                      SGI INTERNATIONAL

                                             /s/
                                By:  ------------------------------
                                     Joseph A. Savoca, Chairman/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                     DATE


   /s/
------------------            Chief Executive Officer        April 14, 1997
Joseph A. Savoca              Chairman of the Board

   /s/
------------------
Bernard V. Baus                     Director                 April 14, 1997

   /s/
-------------------
Ernest P. Esztergar                 Director                 April 14, 1997

   /s/
-------------------
Norman Grant                        Director                 April 14, 1997

   /s/
-------------------                 Director                 April 14, 1997
William Harris

    /s/
-------------------                 Director                 April 14, 1997
William A. Kerr






                                INDEX TO EXHIBITS

Exhibit No.         Title


4.44      Form of Series 96-A Convertible Preferred Stock
4.45      Form of Series 96-B Convertible Preferred Stock
10.36.2 Second Amendment to Technology Transfer Agreement dated as of August 25, 1996
23.1      Consent of Ernst & Young LLP, Independent Auditors
27        Financial Data Schedule