Form 10-Q
period 1997-03-31
SGI INTERNATIONAL
filed 1997-05-13
CIK 737955

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q




(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the period ended
       March 31, 1997
                                     or

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

                                          [ X ] Yes      [   ] No


The number of shares of Common Stock, no par value, outstanding as of May 1, 1997 was 6,821,303.










                               TABLE OF CONTENTS

                                   FORM 10-Q




PART I.     FINANCIAL INFORMATION


            ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets                  3
            Condensed Consolidated Statements of Operations        4
            Condensed Consolidated Statement of Stockholders'
               Equity (Deficit)                                    5
            Condensed Consolidated Statements of Cash Flows        6
            Notes to Condensed Consolidated Financial Statements   7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS

            Overview                                               8
            Results of Operations                                  9
            Liquidity and Capital Resources                        9


PART II.    OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS                         10

            ITEM 5.     OTHER INFORMATION                         10

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K          10


PART III.   SIGNATURES                                            11






















SGI INTERNATIONAL
CONSOLIDATED BALANCE SHEETS


                                            March 31,           December 31,
                                              1997                 1996
                                        --------------------------------------
                                           (Unaudited)

ASSETS
Current assets:
   Cash                                   $   117,288         $   740,018
  Time deposit                                402,500             402,500
  Receivable from TEK-KOL Partnership          41,126              24,431
  Trade accounts receivable                   481,874             888,254
  Costs and estimated earnings
     in excess of billings on contracts       101,558             113,130
  Inventories                                  63,289              68,289
  Prepaid expenses and other current
     assets                                    64,814              58,545
                                           -------------------------------
Total current assets                        1,272,449           2,295,167


LFC Process related assets:
  Notes receivable                            304,903             304,903
  Royalty rights, net                       1,806,938           1,885,500
  LFC Cogeneration project, net               500,100             526,421
  Investment in TEK-KOL Parnership            490,089             464,163
  Australia LFC project, net                  137,556             144,795
  Other technological assets                   27,742              27,742
                                           -------------------------------
                                            3,267,328           3,353,524

Property and equipment, net                   594,911             548,601
Goodwill, net                                 419,403             431,386
                                           -------------------------------
                                           $5,554,091          $6,628,678
                                           ===============================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                         $  599,964          $  444,436
  Borrowings on line-of-credit                400,000             300,000
  Billings in excess of costs
     and estimated earnings on contracts       66,742             387,892
  Current maturities of long-term notes
     payable                                4,212,875           4,216,500
  Accrued salaries, benefits and related
     taxes                                    133,170             124,942
  Payable to TEK-KOL Partnership              133,252              83,252
  Interest payable                            533,183             529,183
  Other accrued expenses                      198,128             224,149
                                           -------------------------------
Total current liabilities                   6,277,314           6,310,354

Long-term notes payable, less
   current maturities                         119,000             123,750

Commitments

Stockholders' equity (deficit)
  Convertible preferred stock                     887                  887
  Common stock                             36,228,176           36,118,231
  Paid-in capital                           6,491,388            6,494,585
  Accumulated deficit                     (43,562,674)         (42,419,129)
                                          ---------------------------------
Total stockholders' equity (deficit)         (842,223)             194,574
                                          ---------------------------------
                                          $ 5,554,091          $ 6,628,678
                                          =================================

See notes to condensed consolidated financial statements.





SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three months
                                                 ended March 31,
                                         --------------------------------
                                         1997                        1996
                                         --------------------------------
Revenues:
   Net sales                             $  1,104,260        $  1,056,677
   Income from investment in TEK-KOL               -               76,103
   Other                                        9,655             141,936
                                         --------------------------------
                                            1,113,915           1,274,716

Cost and expenses:
   Cost of sales                              835,595             794,066
   Research and development                   301,881             154,774
   Loss on investment in TEK-KOL              124,073                   -
   Selling, general and administrative        531,454             590,379
   Legal and accounting                       152,794             455,214
   Depreciation and amortization              176,753             165,734
   Interest                                   134,910             151,778
                                          -------------------------------
                                            2,257,460           2,311,945
                                          -------------------------------
Net loss                                  $(1,143,545)        $(1,037,229)
                                          ===============================
Net loss per share                        $     (0.19)        $     (0.24)
                                          ===============================
Weighted average common shares              6,175,482           4,270,607
                                          ===============================

See notes to condensed consolidated financial statements.







SGI INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)


                                 Convertible preferred stock     Common stock
                                 Shares     Amount      Shares      Amount
                                 --------------------------------------------
Balances at December 31, 1996    88,732       $887   6,094,605    $36,118,231
  Issuance of common stock
     for cash                         -          -      81,400         64,128
  Issuance of common stock
     for services                     -          -      46,118         42,620
  Conversion of preferred stock      (7)         -         280          3,197
  Net loss                            -          -           -              -
                                ----------------------------------------------
Balances at March 31, 1997       88,725       $887   6,222,403    $36,228,176
                                ==============================================
(Continued)

                                                                         Total
                                    Paid-in-                       Accumulated
                                     capital       deficit    equity (deficit)
                                  --------------------------------------------
Balances at December 31, 1996     $  6,494,585    $(42,419,129)   $   194,574
   Issuance of common stock
      for cash                               -               -         64,128
   Issuance of common stock
      for services                           -               -         42,620
   Conversion of preferred stock        (3,197)              -              -
   Net loss                                  -      (1,143,545)    (1,143,545)
                                 ---------------------------------------------
Balances at March 31, 1997        $  6,491,388    $(43,562,674)   $  (842,223)
                                 =============================================

See notes to consolidated financial statements.
























SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Three months
                                                 ended March 31,
                                       -------------------------------
                                           1997                  1996
                                       -------------------------------

Operating activities
Net loss                              $(1,143,545)        $(1,037,229)
Adjustments to reconcile net loss
  to net cash flows used for
  operating activities:
  Depreciation and amortization           185,245             184,256
  Common stock issued for services         42,620                   -
  Preferred stock issued for interest           -              23,170
  Changes in assets and
  liabilities:
     Receivable from TEK-KOL              (16,695)                  -
     Trade accounts receivable            417,952            (122,775)
     Inventories                            5,000              (1,003)
     Other current assets                  (6,269)             (3,797)
     Accounts Payable                     155,528            (117,122)
     Billings in excess of costs and
        estimated earnings on contracts  (321,150)              8,658
     Accrued salaries, benefits and
     related taxes                          8,228             511,872
     Royalty payable to related party           -            (141,790)
     Payable to TEK-KOL                    50,000                   -
     Interest payable                       4,000             100,162
     Other accrued expenses               (26,021)             68,152
                                         -----------------------------
Net cash flows used for operating
     activities                          (645,107)           (527,446)

Investing activities
LFC Process related assets:
  Collection of notes receivable
     and interest                               -             56,016
  Investment in TEK-KOL                   (25,927)           (76,103)
Purchase of property and equipment       (107,449)           (24,954)
Other assets                                    -             12,876
                                         -----------------------------
Net cash flows used for investing
     activities                          (133,376)           (32,165)

Financing activities
Borrowings on line-of-credit              100,000                  -
Proceeds from issuance of notes
   payable                                      -             50,000
Payments of notes payable                  (8,375)           (18,000)
Proceeds from issuance of common stock     64,128            739,046
                                       -------------------------------
Net cash flows provided by
   financing activities                   155,753            771,046
                                       -------------------------------
Net increase (decrease) in cash          (622,730)           211,435
Cash at beginning of period               740,018             74,154
                                       -------------------------------
Cash at end of period                  $  117,288         $  285,589
                                       ===============================

See notes to condensed consolidated financial statements.



SGI INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements of SGI International (the "Company") for the three months ended March 31, 1997 and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of March 31, 1997, and the consolidated results of operations for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1996 included in the Company's
Form 10-K filed with the Securities and Exchange Commission.

(2)  Organization and Business

The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

The recovery of amounts invested in the Company's principal assets, the LFC Process related assets, is dependent upon the Company's ability to adequately fund its capital contributions to the TEK-KOL Partnership and TEK-KOL's ability to successfully attract sufficient additional equity, debt or other third party financing to complete the commercialization of the LFC Process technology. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Projections and Estimates

The projections, estimates and opinions of management contained herein relative to the LFC and OCET Processes and to the business of the Company are forward looking statements of management's belief. There can be no assurance that these projections, estimates, or opinions of management will ultimately be correct or that actual results or events will not differ materially from those discussed herein. Further, until agreements are actually executed, LFC plants actually begin construction, the OCET Process is actually commercialized and operating revenues are actually earned, there can be no assurance that such events will occur. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                   Overview

The LFC Process is gaining greater market acceptance as development of the first commercial LFC Plant continues in the Powder River Basin of Wyoming. The $460,000,000 Engineering, Procurement, and Construction contract was signed on December 30, 1996, with the first permit, the Industrial Siting Permit, being issued in February. Additional permitting and design work continues to progress satisfactorily.

A Memorandum of Understanding ("MOU") between TEK-KOL (a partnership between the Company and a unit of Zeigler Coal Holding Company) and a group of Russian private and public entities is being finalized. The Russian regional government in Kemerovo has issued a protocol that directs the funding of the feasibility study to be performed under the MOU and indicated that if the results are positive the project will be included in the Central Government's Coal Renovation Program for the Kuzbass Region.

Finally, an additional MOU has been executed between TEK-KOL and PTBA (the Indonesian state owned coal company) to perform additional tasks necessary to develop and finance an LFC project at PTBA's mine in the Tanjung Enim area of South Sumatra.

OCET's ability to remove asphaltenes and substantially reduce catalyst-fouling nickel and vanadium metal content from a variety of oilfield crudes has been successfully demonstrated using bench-scale continuous processing equipment. Samples of several types of heavy crudes and resids have been processed to produce high yields of deasphalted oil and dramatic reductions of catalyst-fouling metals.

Based on these results and progress in developing methods to monitor and control process yield and product quality in response to continually changing feedstocks, design of a second generation Process Development Unit has been completed and construction is now underway.

A Cooperative Research and Development Agreement has been executed with the U.S. Department of Energy in support of the OCET development program. Additionally, initial contact has been made with several potential strategic partners capable of further accelerating our commercialization efforts.

Additional resources are being deployed to increase sales at AMS, SGI's automated assembly subsidiary. Sales for 1997 are expected to substantially exceed 1996 levels. AMS has assisted in the design of the OCET second generation PDU and is initiating its construction, which is expected to be operational by the end of the third quarter of 1997.

The continuing need to fund Company operations with equity-based financing is causing dilution. Management is committed to accelerating commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations so that equity-based financing can be minimized.

The report of the Company's independent auditors for the year ended December 31, 1996 contains an emphasis paragraph as to the Company's ability to continue as a going concern. As discussed in Liquidity and Capital Resources, the Company has short-term and long-term liquidity deficiencies. The Company's ability to continue as a going concern is dependent upon successful financing of its immediate working capital requirements and successful commercialization of the LFC and OCET technologies. The Company is engaged in license marketing activities and negotiations to secure additional financing. If immediate working capital requirements are not successfully financed and/or the LFC and OCET technologies cannot be successfully commercialized, then the adverse impact on the business and operations of the Company could be material.

                          Results of Operations

Three months ended March 31, 1997 compared to Three months ended March 31,
1996.

The Company's net loss for the three months ended March 31, 1997 increased 10% ($106,000) from the same prior year period. Components of the increase in net loss are discussed below.

Other income for the three months ended March 31, 1997 decreased 93% ($132,000) from the same prior year period. The prior year period included the forgiveness of royalty obligations totaling $142,000 by a related party.

The Company's share of the TEK-KOL loss for the three months ended March 31, 1997 was $124,000 compared to income from this investment of $76,000 for the same prior year period. The results of TEK-KOL's operations are influenced by the number and timing of feasibility studies prepared for third parties.

Research and development expenses for the three months ended March 31, 1997 increased 95% ($147,000) from the same prior year period. The increase relates to efforts expended to develop the OCET process.

General and administrative expense for the three months ended March 31, 1997 increased 23% ($99,000) from the same prior year period after adjusting for non-recurring charges of $158,000. The increase relates to the timing of certain recurring expenditures.

Legal and accounting expense for the three months ended March 31, 1997 increased 10% ($14,000) from the same prior year period after adjusting for non-recurring charges of $316,000. The increase relates to on-going business activities.

                       Liquidity and Capital Resources

As of March 31, 1997, the Company had current assets totaling $1.3 million, including cash of $117,000, and a working capital deficit of $5.0 million.
The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of March 31, 1997. Short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of equity securities and proceeds from joint venture agreements. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

As described in the Company's Form 10-K for the year ended December 31, 1996, the Company executed two funding agreements in April 1997 which could provide proceeds of up to $4 million through the sale of equity securities. The transactions will be completed in tranches, and the closing of future tranches is subject certain minimum levels of price and trading volume of the Company's common stock.

The Company's investing activities were minimal during the three months ended March 31, 1997 and 1996.

The Company's financing activities raised approximately $164,000 and $789,000 during the three months ended March 31, 1997 and 1996, respectively. These funds were raised primarily through the private placement of equity securities and borrowings on the line-of-credit. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions.

The Company does not have material commitments for capital expenditures as of March 31, 1997.

                    PART II.       OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, various claims are asserted against the Company and its subsidiaries. However, except for a cross complaint asserted in a lawsuit filed by the Company for Declaratory Relief, no claims asserted against the Company have resulted in litigation. Management's opinion is that the ultimate resolution of any and all claims, including the cross complaint against the Company, will not have material effect on the Company's financial position, results of operations or liquidity.

ITEM 5.   OTHER INFORMATION

In February 1997, the Company issued 8,618 common shares to five domestic individuals pursuant to Regulation D of the Securities Act of 1933, as amended ("Reg. D") for services rendered.

As provided in related service agreements, the Company granted warrants to purchase 130,000 common shares to six employees in March 1997 pursuant to Reg.
D. The exercise prices were not lower than the closing bid price on the grant date. The warrants are exercisable one year from the grant date at $4.25 per share, and expire on December 31, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          1.   Exhibits - None

          2.   Reports on Form 8-K - None


                    PART III. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL


    /s/
____________________                                        May 13, 1997
Joseph A. Savoca,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/
___________________                                          May 13, 1997
Joseph A. Savoca,
Chief Executive Officer and Chairman of the Board