Form 10-Q
period 1997-06-30
SGI INTERNATIONAL
filed 1997-08-14
CIK 737955

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

                                     or

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

                                                      [ X ] Yes      [   ] No


The number of shares of Common Stock, no par value, outstanding as of July 31, 1997, was 7,378,000.





                               TABLE OF CONTENTS

                                   FORM 10-Q

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                         3
          Condensed Consolidated Statements of Operations               4
          Condensed Consolidated Statement of Stockholders' Equity      5
          Condensed Consolidated Statements of Cash Flows               6
          Notes to Condensed Consolidated Financial Statements          7

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview                                                      8
          Results of Operations                                         9
          Liquidity and Capital Resources                              10

PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS                                  10

          ITEM 5.   OTHER INFORMATION                                  10

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   11

PART III. SIGNATURES                                                   11



SGI INTERNATIONAL
CONSOLIDATED BALANCE SHEETS
                                                   June 30,        December 31,
                                                     1997              1996
                                              ---------------------------------
                                                  (Unaudited)
ASSETS
Current assets:
 Cash                                           $     375,580     $    740,018
 Time deposit                                         402,500          402,500
 Receivable from TEK-KOL Partnership                   18,066           24,431
 Trade accounts receivable                          1,017,287          888,254
 Costs and estimated earnings in
  excess of billings on contracts                     331,917          113,130
 Inventories                                           68,289           68,289
 Prepaid expenses and other current assets            294,797           58,545
                                               --------------------------------
Total current assets                                2,508,436        2,295,167

LFC Process related assets:
 Notes receivable                                     304,903          304,903
 Royalty rights, net                                1,728,375        1,885,500
 LFC Cogeneration project, net                        473,779          526,421
 Investment in TEK-KOL Partnership                    582,414          464,163
 Australia LFC project, net                           137,410          144,795
 Other technological assets                            30,195           27,742
                                               --------------------------------
                                                    3,257,076        3,353,524

Property and equipment, net                           681,148          548,601
Goodwill, net                                         407,420          431,386
                                               --------------------------------
                                                $   6,854,080    $   6,628,678
                                               ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   1,028,272    $     444,436
 Borrowings on line-of-credit                         400,000          300,000
 Billings in excess of costs and
  estimated earnings on contracts                      60,228          387,892
 Current maturities of long-term notes payable      4,204,500        4,216,500
 Accrued salaries, benefits and related taxes         138,511          124,942
 Payable to TEK-KOL Partnership                             -           83,252
 Interest payable                                     533,183          529,183
 Other accrued expenses                               345,318          224,149
                                               --------------------------------
Total current liabilities                           6,710,012        6,310,354

Long-term notes payable, less
  current maturities                                  119,000          123,750

Commitments

Stockholders' equity
 Convertible preferred stock                              897              887
 Common stock                                      37,639,272       36,118,231
 Paid-in capital                                    7,168,777        6,494,585
 Accumulated deficit                              (44,783,878)     (42,419,129)
                                               --------------------------------
Total stockholders' equity                             25,068          194,574
                                               --------------------------------
                                                $   6,854,080    $   6,628,678
                                               ================================

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                 Three months                 Six months
                                 ended June 30,             ended June 30,
                           -------------------------  -------------------------
                                1997        1996         1997           1996
                           -------------------------  -------------------------
Revenues:
  Net sales                $ 1,479,892  $ 1,190,267   $ 2,584,152  $ 2,246,944
  Other                          9,859       80,584       19,514       222,520
                           -------------------------  -------------------------
                             1,489,751    1,270,851    2,603,666     2,469,464

Income (loss) from
    investment in TEK-KOL     (207,675)     (23,125)    (331,748)       52,978

Cost and expenses:
  Cost of sales              1,169,528      952,133    2,005,123     1,746,199
  Research and development     249,420      102,560      551,301       257,334
  Selling, general and
    administrative             623,092      407,325    1,154,546       997,704
  Legal and accounting         152,279      157,951      305,073       613,165
  Depreciation and
    amortization               174,928      143,318      351,681       309,052
  Interest                     134,033       91,607      268,943       243,385
                           -------------------------  -------------------------
                             2,503,280    1,854,894     4,636,667    4,166,839
                           -------------------------  -------------------------
Net loss                   $(1,221,204) $  (607,168)  $(2,364,749) $(1,644,397)
                           =========================  =========================

Net loss per share         $     (0.18) $     (0.12)  $     (0.36) $     (0.35)
                           =========================  =========================
Weighted average
    common shares            6,891,713    5,239,863     6,535,576    4,755,235
                           =========================  =========================

See notes to condensed consolidated financial statements.


SGI INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                Convertible
                                preferred stock              Common stock
                                Shares     Amount       Shares         Amount
                                -----------------------------------------------
Balances at December 31, 1996    88,732    $   887    6,094,605    $ 36,118,231
  Issuance of common stock
    for cash                          -          -      667,328       1,122,423
  Issuance of common stock
    for services                      -          -      162,506         172,820
  Conversion of preferred stock      (8)         -      300,280         225,798
  Issuance of preferred stock
    for cash                      1,000         10            -               -
  Net loss                            -          -            -               -
                                -----------------------------------------------
Balances at June 30, 1997        89,724    $   897    7,224,719    $ 37,639,272
                                ===============================================

                                                                      Total
                                   Paid-in-        Accumulated    stockholders'
                                   capital           deficit          equity
                                -----------------------------------------------
Balances at December 31, 1996   $  6,494,585     $ (42,419,129)    $   194,574
  Issuance of common stock
    for cash                               -                 -       1,122,423
  Issuance of common stock
    for services                           -                 -         172,820
  Conversion of preferred stock     (225,798)                -               -
  Issuance of preferred stock
    for cash                         899,990                 -         900,000
  Net loss                                 -        (2,364,749)     (2,364,749)
                                -----------------------------------------------
Balances at June 30, 1997       $  7,168,777     $ (44,783,878)    $    25,068
                                ===============================================

See notes to condensed consolidated financial statements.


SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Six months
                                                           ended June 30,
                                                  -----------------------------
                                                        1997           1996
                                                  -----------------------------
Operating activities
Net loss                                           $ (2,364,749)  $ (1,644,397)
Adjustments to reconcile net loss to net
  cash flows used for operating activities:
  Depreciation and amortization                         365,068        349,525
  Stock and warrants issued for interest, services,
    and notes receivable                                172,820        633,954
  Changes in assets and liabilities:
    Receivable from TEK-KOL Partnership                   6,365              -
    Trade accounts receivable                          (347,820)      (110,603)
    Inventories                                               -         (5,879)
    Other current assets                               (236,252)       (14,379)
    Accounts payable                                    583,836       (199,871)
    Billings in excess of costs and estimated
      earnings on contracts                            (327,664)          (681)
    Accrued salaries, benefits and related taxes         13,569         (4,353)
    Royalty payable to related party                          -       (141,790)
    Payable to TEK-KOL Partnership                      (83,252)      (137,367)
    Interest payable                                      4,000         24,280
    Other accrued expenses                              121,169         14,001
                                                  -----------------------------
Net cash flows used for operating activities         (2,092,910)    (1,237,560)

Investing activities
LFC Process related assets:
  Collection of notes receivable and interest                 -        144,030
  Investment in TEK-KOL Partnership                    (118,251)      (183,478)
Purchase of property and equipment                     (256,497)      (149,176)
Other assets                                             (2,453)        12,876
                                                  -----------------------------
Net cash flows used for investing activities           (377,201)      (175,748)

Financing activities
Borrowings on line-of-credit                            100,000              -
Proceeds from issuance of notes payable                       -         50,000
Payments of notes payable                               (16,750)       (79,000)
Proceeds from issuance of common stock                1,122,423      2,103,935
Proceeds from issuance of preferred stock               900,000              -
Collection of notes receivable                                -         47,000
                                                  -----------------------------
Net cash flows provided by financing activities       2,105,673      2,121,935
                                                  -----------------------------
Net increase (decrease) in cash                        (364,438)       708,627
Cash at beginning of period                             740,018         74,154
                                                  -----------------------------
Cash at end of period                              $    375,580    $   782,781
                                                  =============================

See notes to condensed consolidated financial statements.


SGI INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of SGI International (the "Company") for the three and six months ended June 30, 1997, and 1996 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of June 30, 1997, and the consolidated results of operations for the three and six months ended June 30, 1997, and 1996. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

                                Overview

Development of the first commercial LFC Plant in the Powder River Basin of Wyoming continues to progress as previously reported. The $460,000,000 Engineering, Procurement, and Construction contract was signed on December 30, 1996.

A Memorandum of Understanding ("MOU") between TEK-KOL (a partnership between the Company and a unit of Zeigler Coal Holding Company) and a group of Russian private and public entities has been executed. The Russian Central government and the regional government in Kemerovo have approved a Phase II study to determine the economic and technical feasibility of an LFC project in Russia's Kuzbass Region. This study is currently underway and is anticipated to be completed prior to year end. Under the protocol established, should the Phase II feasibility study results prove positive, the protocol agreement states that the project will be included in the Central Government's Coal Renovation Program for the Kuzbass Region.

A MOU has been executed between TEK-KOL and PTBA (the Indonesian state owned coal company) to perform additional tasks necessary to develop and finance an LFC project at PTBA's mine in the Tanjung Enim area of South Sumatra. The United States Trade and Development Agency (the "USTDA") provided funding for the Phase II study, and the USTDA has completed its due diligence relative to another grant for the additional tasks necessary to develop and finance an LFC project. A grant funding decision by the USTDA is expected during the fourth quarter of this year.

OCET process effectiveness to remove asphaltenes and substantially reduce catalyst-fouling nickel and vanadium metal content from a variety of oil field crudes has been successfully demonstrated using bench-scale continuous processing equipment. Samples of several types of heavy crudes and resids have been processed to produce high yields of deasphalted oil and substantial reductions of catalyst-fouling metals.

Based on these results and progress in developing methods to monitor, control process yields and product quality, in response to continually changing feedstocks, OCET has commenced construction of the second generation, continuous process, stainless steel Process Development Unit (the "PDU"), which is expected to be operational prior to year end.

A Cooperative Research and Development Agreement has been executed with the U.S. Department of Energy in support of the OCET development program. Additionally, contacts have been made with several potential strategic partners capable of further accelerating the Company's commercialization efforts.

Additional resources are being deployed to increase sales at Assembly and Manufacturing Systems, Inc. ("AMS"), SGI's automated assembly subsidiary. Sales for 1997 are expected to exceed 1996 levels. AMS assisted in designing and constructing certain portions of OCET's second generation PDU.

The continuing need to fund Company operations with equity-based financing is causing dilution. Management is committed to accelerating commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations so that equity-based financing can be minimized.

The report of the Company's independent auditors for the year ended December 31, 1996, contains an emphasis paragraph as to the Company's ability to continue as a going concern. As discussed in Liquidity and Capital Resources, the Company has short-term and long-term liquidity deficiencies. The Company's ability to continue as a going concern is dependent upon successful financing of its immediate working capital requirements and successful commercialization of the LFC and OCET technologies. The Company is engaged in license marketing activities and negotiations to secure additional financing. If immediate working capital requirements are not successfully financed and/or the LFC and OCET technologies cannot be successfully commercialized, then the adverse impact on the business and operations of the Company could be material.

                           Results of Operations

Three months ended June 30, 1997, compared to Three months ended June 30, 1996.

The Company's net loss for the three months ended June 30, 1997, increased 101% ($614,000) over the same prior year period. Components of the increase in net loss are discussed below.

Sales and cost of sales for the three months ended June 30, 1997, increased 24% ($290,000) and 23% ($217,000), respectively, over the same prior year period. Sales and cost of sales are recorded using the percentage of completion method, and vary based upon activity during the quarter.

Other income for the three months ended June 30, 1997, decreased 88% ($71,000) from the same prior year period. The prior year period included the reversal of certain accrued expenses totaling $75,000.

The Company's share of the TEK-KOL loss for the three months ended June 30, 1997, increased 798% ($185,000) over the same prior year period. TEK-KOL received certain non-recurring payments under an agreement with Mitsubishi Heavy Industries during the prior year period. The results of TEK-KOL's operations are influenced by the number and timing of feasibility studies prepared for third parties.

Research and development expenses for the three months ended June 30, 1997, increased 143% ($147,000) over the same prior year period. The increase relates to the Company's heightened efforts to develop the OCET process.

Selling, general and administrative expense for the three months ended June 30, 1997, increased 53% ($216,000) from the same prior year period. The increase relates to the addition of sales and marketing personnel at AMS, public relation fees, and financial consulting fees.

Interest expense for the three months ended June 30, 1997, increased 46% ($42,000) over the same prior year period. The prior year period included the reversal of accrued interest payable totaling $43,000.

Six months ended June 30, 1997, compared to Six months ended June 30, 1996.

The Company's net loss for the six months ended June 30, 1997, increased 44% ($720,000) from the same prior year period. Components of the increase in net loss are discussed below.

Sales and cost of sales for the six months ended June 30, 1997, increased 15% ($337,000) and 15% ($259,000), respectively, over the same prior year period. Sales and cost of sales are recorded using the percentage of completion method, and vary based upon activity during the quarter.

Other income for the six months ended June 30, 1997, decreased 91% ($203,000) from the same prior year period. The decrease is related to the forgiveness of certain royalty obligations by a related party totaling $142,000 and the reversal of certain accrued expenses totaling $75,000, in the prior year.

The Company's share of the TEK-KOL loss for the six months ended June 30, 1997, was $332,000 compared to income from operations of $53,000 for the same prior year period. TEK-KOL received certain non-recurring payments under an agreement with Mitsubishi Heavy Industries during the prior year period. The results of TEK-KOL's operations are influenced by the number and timing of feasibility studies prepared for third parties.

Research and development expenses for the six months ended June 30, 1997, increased 114% ($294,000) from the same prior year period. The increase relates to the Company's heightened efforts to develop the OCET process.

Selling, general and administrative expense for the six months ended June 30, 1997, increased 37% ($315,000) from the same prior year period after adjusting for non-recurring charges of $158,000. The increase relates to the addition of sales and marketing personnel at AMS, public relation fees, and financial consulting fees.

Legal and accounting expense for the six months ended June 30, 1997, increased 2% ($8,000) over the same prior year period after adjusting for non-recurring charges of $316,000.

                       Liquidity and Capital Resources

As of June 30, 1997, the Company had current assets totaling $6.8 million, including cash of $376,000, and a working capital deficit of $4.2 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of June 30, 1997. Short-term liquidity requirements are expected to be satisfied from existing cash balances and proceeds from the sale of equity securities. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company's Form 10-K for the year ended December 31, 1996, disclosed the execution of two funding agreements in April 1997 which provided gross proceeds of $2 million through the sale of equity securities. As previously reported, funding for an additional $2 million was subject to certain minimum levels of price and trading volume of the Company's common stock. The contingencies were not met and the additional funding did not close.

The Company's investing activities increased during the six months ended June 30, 1997, as lab equipment was purchased and built for the OCET lab.

The Company's financing activities raised approximately $2.1 million and $2.2 million during the six months ended June 30, 1997, and 1996, respectively. These funds were raised primarily through the private placement of equity securities and borrowings on the line-of-credit. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions.

The Company does not have material commitments for capital expenditures as of June 30, 1997.

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

ITEM 5.  OTHER INFORMATION

During April 1997, the Company raised $29,735, net of discounts aggregating $24,329, through the issuance of 15,008 restricted common shares. These shares were sold to one employee pursuant to Regulation D of the Securities Act of 1933, as amended ("Reg. D"). In April 1997, the Company issued 4,388 restricted common shares to two domestic individuals and one domestic entity pursuant to Reg. D for services rendered. In May 1997, the Company issued 112,000 restricted common shares to a domestic entity pursuant to Reg. D for services rendered.

As provided in related service agreements, the Company granted warrants to purchase 325,250 common shares to thirty-four employees, three Board of Director members, and one consultant in May 1997 pursuant to Reg. D. The exercise prices were not lower than the closing bid price on the grant date. The warrants are exercisable one year from the grant date at $2.00 per share, and expire on December 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          1.   Exhibits - None

          2.   Reports on Form 8-K - None


                          PART III.   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

      /s/
______________________                                        August 13, 1997
Joseph A. Savoca,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/
_____________________                                         August 13, 1997
Joseph A. Savoca,
Chief Executive Officer and Chairman of the Board