Form 10-Q
period 1997-09-30
SGI INTERNATIONAL
filed 1997-11-14
CIK 737955

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997

                                      or

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

                                                            [ X ] Yes   [ ] No

The number of shares of Common Stock, no par value, outstanding as of October 31, 1997, was 8,087,163.

                              TABLE OF CONTENTS

                                 FORM 10-Q


PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                            3

          Condensed Consolidated Statements of Operations                  4

          Condensed Consolidated Statement of Stockholders' Equity         5

          Condensed Consolidated Statements of Cash Flows                  6

          Notes to Condensed Consolidated Financial Statements             7

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview                                                         9

          Results of Operations                                            10

          Liquidity and Capital Resources                                  12


PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS                                      13

          ITEM 2.   CHANGES IN SECURITIES                                  13

          ITEM 5.   OTHER INFORMATION                                      13

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       14


PART III. SIGNATURES                                                       15

SGI INTERNATIONAL
CONSOLIDATED BALANCE SHEETS


                                            September 30,       December 31,
                                                1997                1996
                                          ____________________________________
                                            (Unaudited)
ASSETS
Current assets:
  Cash                                    $    147,813        $    740,018
  Time deposit                                 402,500             402,500
  Receivable from
    TEK-KOL Partnership                         53,960              24,431
  Trade accounts receivable                    952,977             888,254
  Costs and estimated earnings in
    excess of billings on contracts             87,406             113,130
  Inventories                                   66,459              68,289
  Prepaid expenses and other
    current assets                             338,319              58,545
                                          ___________________________________
Total current assets                         2,049,434           2,295,167

LFC Process related assets:
  Notes receivable                             304,903             304,903
  Royalty rights, net                        1,649,813           1,885,500
  LFC Cogeneration project, net                447,458             526,421
  Investment in TEK-KOL Partnership            456,203             464,163
  Australia LFC project, net                   123,076             144,795
  Other technological assets                    32,507              27,742
                                          ___________________________________
                                             3,013,960           3,353,524

Property and equipment, net                    719,142             548,601
Goodwill, net                                  395,437             431,386
                                          ___________________________________
                                          $  6,177,973        $  6,628,678
                                          ===================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $    610,338        $    444,436
  Borrowings on line-of-credit                 400,000             300,000
  Billings in excess of costs and
    estimated earnings on contracts            201,220             387,892
  Current maturities of long-term
    notes payable                            4,194,875           4,216,500
  Accrued salaries, benefits
    and related taxes                          343,256             124,942
  Payable to TEK-KOL Partnership               200,000              83,252
  Interest payable                             654,212             529,183
  Other accrued expenses                       422,284             224,149
                                          ___________________________________
Total current liabilities                    7,026,185           6,310,354

Long-term notes payable,
    less current maturities                    116,625             123,750

Stockholders' equity
  Convertible preferred stock                      893                 887
  Common stock                              38,770,056          36,118,231
  Paid-in capital                            7,011,360           6,494,585
  Imputed dividend                            (381,073)                  -
  Accumulated deficit                      (46,366,073)        (42,419,129)
                                          ___________________________________
Total stockholders' equity                    (964,837)            194,574
                                          ___________________________________
                                          $  6,177,973        $  6,628,678
                                          ===================================



See notes to condensed consolidated financial statements.

SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                 Three months               Nine months
                             ended September 30,        ended September 30,
                           ________________________  _________________________
                              1997         1996          1997         1996
                           ________________________  _________________________
Revenues:
  Net sales                $ 1,195,745   $  659,471  $ 3,779,897   $ 2,906,415
  Other                         10,239       55,714       29,753       278,234
                           ________________________  _________________________
                             1,205,984      715,185    3,809,650     3,184,649


Income (loss) from
  investment in TEK-KOL       (326,212)    (272,098)    (657,960)     (219,120)

Cost and expenses:
  Cost of sales                888,226      805,086    2,893,349     2,551,285
  Research and development     388,178      273,720      939,479       531,054
  Selling, general and
    administrative             719,698      499,661    1,874,244     1,497,365
  Legal and accounting         106,064      147,557      411,137       760,722
  Depreciation and
    amortization               198,943      127,803      550,624       436,855
  Interest                     160,858      154,374      429,801       397,759
                           ________________________  _________________________
                             2,461,967    2,008,201    7,098,634     6,175,040
                           ________________________  _________________________
Net loss                   $(1,582,195) $(1,565,114) $(3,946,944)  $(3,209,511)


Preferred stock dividends:
  Imputed dividends for
   Series 97B 8%
    Convertible Preferred
     Stock                     236,419            -      236,419             -
  Imputed dividends for
   Series 97D 7%
    Convertible Preferred
     Stock                     144,654            -      144,654             -
                           ________________________  _________________________
Net loss applicable to
   common stock            $(1,963,268)           -   (4,328,017)            -
                           ========================  =========================

Net loss per share         $     (0.26) $     (0.27) $     (0.63)  $     (0.63)
                           ________________________  _________________________
Weighted average common
   shares outstanding        7,472,958    5,829,019    6,851,470     5,115,776
                           ========================  =========================


See notes to condensed consolidated financial statements.

SGI INTERNATIONAL
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                 Convertible
                               preferred stock            Common stock
                              Shares     Amount      Shares           Amount
                             __________________________________________________
Balances at
  December 31, 1996            88,732    $  887       6,094,605   $ 36,118,231
  Issuance of common
    stock for cash                  -        -          552,328      1,029,735
  Exercise of warrants
    for cash                        -        -          145,000        136,235
  Issuance of common
    stock for services              -        -          176,207        249,401

  Conversion of
    preferred stock            (1,029)     (10)       1,033,902      1,236,454
  Issuance of preferred
    stock for cash              1,550       16                -              -
  Issuance of preferred
    stock for debt                  1        -                -              -
  Imputed dividend                  -        -                -              -
  Net loss                          -        -                -              -
                             __________________________________________________
Balances at
  September 30, 1997           89,254   $  893        8,002,042   $ 38,770,056
                             ==================================================

                                                                     Total
                                                  Accumulated     stockholders'
                             Paid-in capital        deficit          equity
                             __________________________________________________
Balances at
  December 31, 1996          $ 6,494,585       $ (42,419,129)     $    194,574
  Issuance of common
    stock for cash                     -                   -         1,029,735
  Exercise of warrants
    for cash                           -                   -           136,235
  Issuance of common
    stock for services                 -                   -           249,401

  Conversion of
    preferred stock           (1,236,444)                  -                 -
  Issuance of preferred
    stock for cash             1,359,398                   -         1,359,414
  Issuance of preferred
    stock for debt                12,748                   -            12,748
  Imputed dividend               381,073            (381,073)                -
  Net loss                             -          (3,946,944)       (3,946,944)
                             __________________________________________________
Balances at
  September 30, 1997         $ 7,011,360       $ (46,747,146)     $   (964,837)
                             ==================================================


See notes to condensed consolidated financial statements.

SGI INTERNATIONAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Nine months
                                                        ended September 30,
                                                      1997             1996
                                                 ______________________________
Operating activities
Net loss                                         $ (3,946,944)    $ (3,209,511)
Adjustments to reconcile net loss to net
  cash flows used for operating activities:
  Depreciation and amortization                       570,885          511,189
  Stock and warrants issued for interest,
    services, and notes receivable                    249,401          710,800
  Changes in assets and liabilities:
    Receivable from TEK-KOL Partnership               (29,529)               -
    Trade accounts receivable                         (38,999)        (221,811)
    Inventories                                         1,830          (13,718)
    Other current assets                             (279,774)          48,768
    Accounts payable                                  165,902            2,152
    Billings in excess of costs and
      estimated earnings on contracts                (186,672)         139,285
    Accrued salaries, benefits and
      related taxes                                   218,314          (42,371)
    Royalty payable to related party                        -         (141,790)
    Payable to TEK-KOL Partnership                    116,748         (236,476)
    Interest payable                                  125,029          127,845
    Other accrued expenses                            198,135              651
                                                 ______________________________
Net cash flows used for
  operating activities                             (2,835,674)      (2,324,987)


Investing activities
LFC Process related assets:
  Collection of notes receivable
    and interest                                           -           400,000
  Other technical assets                              (4,765)           (1,302)
Investment in TEK-KOL Partnership                      7,960            88,620
Purchase of property and equipment                  (369,108)         (134,710)
Other assets                                               -            12,876
Redemption of preferred stock                              -           (41,222)
                                                 ______________________________
Net cash flows used for
  investing activities                              (365,913)          324,262


Financing activities Borrowings
  on line-of-credit                                  100,000                 -
Proceeds from issuance of notes payable                    -           215,000
Payments of notes payable                            (28,750)          (96,875)
Proceeds from issuance of common stock             1,165,970         2,836,220
Proceeds from issuance of preferred stock          1,372,162                 -
Collection of notes receivable                             -           194,517
                                                 ______________________________
Net cash flows provided by
  financing activities                             2,609,381         3,148,862
                                                 ______________________________
Net increase (decrease) in cash                     (592,205)        1,148,137
Cash at beginning of period                          740,018            74,154
                                                 ______________________________
Cash at end of period                            $   147,813      $  1,222,291
                                                 ==============================

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(Unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements of SGI International (the "Company") for the three and nine months ended September 30, 1997, and 1996, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of September 30, 1997, and the consolidated results of operations for the three and nine months ended September 30, 1997, and 1996. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1996, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

(3) Equity Transactions

On July 15, 1997, the Company converted one $10,000 note payable with accrued interest of $2,748 by issuing one share of Series 97C convertible preferred stock. The convertible preferred share has no voting rights, has a preference in liquidation of $10,000 and is convertible into 13,500 shares of common stock on or after August 30, 1998, without further payment.

On August 12, 1997, the Company issued 550 shares of $.01 par value, 7% Preferred Series 97D and six warrants for an aggregate value of $550,000.
These shares have a liquidation preference of $1,000 per share. The number of common shares to be issued upon conversion of the preferred shares will be determined by dividing the amount invested by the lesser of (a) the average of closing bid price for the five trading days preceding the closing date or (b) the product of 77.5% multiplied by the average of the closing bid price for the five trading days preceding the conversion date. The six warrants can be exercised at the average of the closing bid price for the five trading days preceding the closing date. Three warrants representing 205,128 each of common stock expiring respectively 60 days, 120 days and 180 days subsequent to the effective date of registration with the Securities and Exchange Commission, but no later than 545 days from closing date. Another three warrants representing 20,513 shares each of common stock, expiring respectively 60 days, 120 days and 180 days subsequent to the effective date of registration with the Securities and Exchange Commission, but no later than 545 days from closing date.

On September 11, 1997, the Company issued 236,000 stock options to employees pursuant to its 1996 Omnibus Stock Plan. The exercise price was not lower than the closing bid price on the grant date.

(4) Net Loss per Share

Net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. Shares issuable upon conversion of preferred stock and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted.

(5)  Recent Accounting Pronouncements

Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date include, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 128, "Earnings per Share".

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. The Company will adopt SFAS No. 128 effective January 1, 1998.

SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. The Company will adopt SFAS No. 130 effective January 1, 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            INTRODUCTORY NOTE

This Quarterly Report on form 10-Q contains statements relative to (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management and (vi) the need for and availability of additional financing which may be considered "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this form 10-Q, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, to reflect new information, events or circumstances, reflect the occurrence or non-occurrence of unanticipated events after the date hereof.

                                   Overview

The development of the first commercial LFC Plant in the Powder River Basin of Wyoming continues to progress. The project is currently in the permitting phase with the land quality permit being the only major permit not yet issued. The engineers at NuCoal, a wholly owned subsidiary of Zeigler, have reduced the estimated cost of the project from approximately $460,000,000 to approximately $406,000,000. While the Engineering, Procurement, and Construction contract (the "EPCC"), which was signed on December 30, 1996, by a Zeigler subsidiary and Mitsubishi International, has been terminated, work continues with Mitsubishi Heavy Industries to further optimize the cost estimate for the project.

A Memorandum of Understanding ("MOU") between TEK-KOL (a partnership between the Company and a unit of Zeigler Coal Holding Company) and a group of Russian private and public entities was executed in the second quarter of 1997. The Russian Central government and the regional government in Kemerovo have approved a Phase II study to analyze the economic and technical feasibility of an LFC project in Russia's Kuzbass Region. Under the protocol issued by the Russian parties, should the Phase II feasibility study results prove positive, the protocol agreement states that the project will be included in the Central Government's 1998 Coal Renovation Program for the Kuzbass Region. The Phase II study is underway and is expected to be complete and delivered in January of 1998 in Russia to representatives of the public and private consortium.

A MOU was executed between TEK-KOL and PTBA (the Indonesian state owned coal company) to perform additional tasks necessary to develop and finance an LFC project at PTBA's coal reserve in the Tanjung Enim area of South Sumatra. The United States Trade and Development Agency (the "USTDA") provided funding for the Phase II study, and the USTDA has completed its due diligence relative to another grant for the additional tasks necessary to develop and finance an LFC project. The USTDA has indicated that it is willing to make the $200,000 grant conditional on PTBA doing some additional work on their coal reserves. TEK-KOL and PTBA continue to discuss as to when that additional work can be scheduled. TEK-KOL continues to look for other potential projects in Indonesia and is in discussion with approximately six separate Indonesian entities about performing feasibility studies with respect to their coal properties.

The OCET process's capability to remove asphaltenes and substantially reduce catalyst-fouling nickel and vanadium metal content from a variety of oil field crudes and resids has been successfully demonstrated using bench-scale continuous processing equipment. Samples of several types of heavy crudes and resids have been processed to produce high yields of deasphalted oil and substantial reductions of catalyst-fouling metals.

Based on these results and progress in developing methods to monitor, control process yields and product quality, in response to continually changing feedstocks, OCET has commenced construction of the second generation, continuous process, stainless steel Process Development Unit (the "PDU"), which is expected to be operational prior to year end.

A Cooperative Research and Development Agreement was executed with the U.S. Department of Energy ("DOE") in support of the OCET development program. A report of work to date in the development of the process will be submitted to the DOE in the fourth quarter, which describes the status of the process and potential joint objectives. Additionally, contacts have been made with several potential strategic partners capable of further accelerating the Company's commercialization efforts.

Additional resources are being deployed to increase sales at AMS, SGI's automated assembly subsidiary. Sales for 1997 are expected to exceed 1996 levels. AMS assisted in designing and constructing certain portions of OCET's second generation PDU.

The continuing need to fund Company operations with equity-based financing is causing dilution. However, Management is committed to accelerating commercialization of the LFC and OCET technologies and increasing cash flows from AMS's operations so that equity-based financing can be minimized. The Company is also analyzing other strategies to reduce the effects of dilution while continuing to fund the Company's operations.

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

                             Results of Operations

Sales and Cost of Sales

Sales and cost of sales for the three months ended September 30, 1997, increased 81% ($536,000) and 10% ($83,000), respectively, over the same prior year period. Sales and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method. Sales and Cost of Sales increased 30% ($873,000) and 13% ($342,000) for the nine month period ended September 30, 1997, compared to the same prior year period. The Company attributes the increase in sales to increased marketing and sales activities. Cost of sales as a percentage of sales, compared to the prior year period decreased approximately 48% as a result of a job overrun in the prior year period.

Other Income

Other income for the three months ended September 30, 1997, decreased 82% ($45,000) from the same prior year period. The prior year period included the reversal of certain accrued expenses totaling $35,000. Other income for the nine months ended September 30, 1997, decreased 89% ($248,000) from the same prior year period. The decrease is related to the forgiveness of certain royalty obligations by a related party totaling $142,000 and the reversal of certain accrued expenses totaling $110,000.

Loss on Investment in TEK-KOL

The Company's share of the TEK-KOL loss for the three months ended September 30, 1997, increased 20% ($54,000) over the same prior year period. The increase is the result of TEK-KOL's efforts to increase the economic value of CDL and thereby improve the entire economics of an LFC plant. Management believes current results of the CDL enhancement program are positive and work continues to optimize the CDL process. The Company's share of the TEK-KOL loss for the nine months ended September 30, 1997, increased 200% ($439,000) compared to the same prior year period. In addition to the CDL enhancement program costs TEK-KOL received certain non-recurring payments under an agreement with Mitsubishi Heavy Industries during the prior year period.

Research and Development Expenses

The Company's Research and development expenses for the three months ended September 30, 1997, increased 42% ($114,000) over the same prior year period. For the nine months ended September 30, 1997, research and development costs increased 77% ($408,000) from the same prior year period. The increase for both the three and nine month periods relates to the Company's heightened efforts to develop the OCET process.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended September 30, 1997, increased 44% ($220,000) from the same prior year period. Selling, general and administrative expenses for the nine months ended September 30, 1997, increased 40% ($535,000) from the same prior year period after adjusting for non-recurring non-cash charge of $158,000. The increase for both the three month and nine month periods relates primarily to the continued expansion of the Company's sales and marketing efforts at AMS, as well as public relations fees and financial consulting fees.

Legal and Accounting Expenses

The Company's legal and accounting expenses for the three month period ended September 30, 1997, decreased 28% ($41,000) from the same prior year period. The decrease is due to cost reduction activities in these areas. The Company's legal and accounting expenses for the nine month period ended September 30, 1997, decreased 8% ($34,000) from the same prior year period after adjusting for non-recurring non-cash charges of $316,000.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended September 30, 1997, increased by 56% ($71,000) from the same prior year period. Depreciation and amortization expense for the nine months ended September 30, 1997, increased 26% ($114,000) from the same prior year period. The increases for both the three and nine month periods was due primarily to purchases and construction of additional equipment at the Company's OCET laboratory.

Interest Expense

Interest expense for the three months ended September 30, 1997, increased 4% ($6,000) and as is materially consistent over the same prior year period. Interest expense for the nine months ended September 30, 1997, increased 8% ($32,000) over the same prior year period. The increase is due primarily to increased borrowing on the line of credit as compared to the prior year.

                        Liquidity and Capital Resources

As of September 30, 1997, the Company had assets totaling $6.2 million, including cash of $148,000, and a working capital deficit of $5.0 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 1997. Short-term liquidity requirements are expected to be satisfied from existing cash balances and proceeds from the sale of equity securities (See
Note 3 to the Financial Statements in Item 1 of Part 1 of this Quarterly Report of Form 10-Q). In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

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

The Company's investing activities increased during the nine months ended September 30, 1997, as equipment was purchased and built for the OCET laboratory. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. The Company does not have material commitments for capital expenditures as of September 30, 1997.

The Company had notes payable and associated accrued interest of approximately $4.8 million due September 30, 1997. The Company satisfied these liabilities subsequent to September 30, 1997, by its 97E private placement offering which extended the due date of these liabilities to September 30, 1998, in exchange for primarily debt and equity securities.

The Company's financing activities raised approximately $2.7 million and $3.1 million during the nine months ended September 30, 1997, and 1996, respectively. These funds were raised primarily through the private placement of equity securities and borrowings on the line-of-credit. The amount of money raised during a given period is dependent upon financial market conditions, technological progress, and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors. Significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.

Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions.


                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, various claims are asserted against the Company and its subsidiaries. However, except for a complaint against AMS relating to activities that occurred prior to its acquisition by the Company, no claims asserted against the Company have resulted in litigation. Management's opinion is that, based on the facts presently known to management, the ultimate resolution of any and all claims, including the claim against AMS, will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES

On July 15, 1997, the Company converted one $10,000 note payable and associated accrued interest of $2,748 into equity by issuing one share of Series 97C convertible preferred stock to a single Purchaser in reliance on the private placement exemption of Section 4(2) of the Securities Act. The Purchaser represented that it was an accredited investor, acquiring the share for its own account for investment purposes as a principal and without a view towards immediate resale on distribution. The shares were not offered to the Purchaser through any general solicitation. The convertible preferred share is fully paid and non assessable, has no voting rights, has a preference in liquidation of $10,000 and is convertible into 13,500 shares of common stock on or after August 30, 1998, without further payment.

On August 12, 1997, the Company issued 550 shares of $.01 par value, 7% Convertible Preferred Stock Series 97D ("97D Preferred Shares") and six warrants, to two Purchasers for $1,000 per share for an aggregate purchase price of $550,000 in reliance on the private placement exemption of Section 3(b) or 4(2) of the Securities Act and Regulation D. The Purchasers represented that they were accredited investors, acquiring the shares of 97D Preferred Shares and warrants for their own account, for investment purposes, as principals and without a view towards immediate resale or distribution. In accordance with the conditions of sale the Company has the obligation to register the actual number of shares of common stock underlying the warrants and 230% of the common stock underlying the 97D Preferred Shares. The number of shares to be registered shall be determined as the average closing bid price for the five trading days preceding the closing date two days prior to the date of filing the registration statement with the Securities and Exchange Commission. The shares were not offered through any general solicitation.
In connection with the sale of the 97D Preferred Shares, the Company paid an unaffiliated placement agent a cash fee of $27,500. Additionally, the Company incurred approximately $18,000 in costs related to the issuance of the 97D Preferred Shares. Also see Note 3 to the Financial Statements in Item 1 of
Part 1 of this Quarterly Report of Form 10-Q.

During the three month period ended September 30, 1997, all 1,000 shares of the 97B convertible preferred stock were converted into 756,006 shares of common stock.

As provided in related service or consulting agreements, the Company granted five warrants to purchase 150,000 common shares, to one employee and three consultants for services rendered during the three month period ended September 30, 1997, pursuant to Reg. D. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2001. The warrants are exercisable one year from the grant date with two warrants for 100,000 shares of common stock exercisable at $1.03, and the other three warrants for 50,000 shares of common stock exercisable at $2.34 per share.

During the quarter ended September 30, 1997, the Company issued 13,701 restricted common shares to three domestic individuals pursuant to Reg. D for services rendered.

ITEM 5. OTHER INFORMATION

Subsequent to the quarter's end, the Company on November 6, 1997, issued 1,750 shares of $.01 par value 8% Convertible Preferred Stock Series 97F ("Preferred Shares") to certain foreign investors and five warrants, to five Purchasers for $1,000 per share at an aggregate purchase price of $1,750,000 in reliance on the private placement exemption of Section 3(b) or Section 4(2), Regulation D and Regulation S of the Securities Act of 1933. The Purchasers represented that they were accredited investors, acquiring the shares of 8% Convertible Preferred Stock Series 97F and warrants for their own account, for investment purposes, as principals and without a view towards immediate resale or distribution. In addition, the Purchasers have also represented, in the event they elect the option provided after certain conditions precedent have occurred, to rely upon a Regulation S exemption, that they are not U.S. persons as defined by Regulation S of the Securities Act of 1933 and meet all requirements as stated therein. The number of shares of common stock underlying the 97F Preferred shares and warrants are subject to a Registration Rights Agreement which entitles the Purchasers to demand registration upon written notice to the Company. The Company is required to register 200% of the number of shares that would be required if all of the 97F Preferred Shares were converted, assuming a conversion date 5 days prior to the filing of the registration statement with the Securities and Exchange Commission. The number of common shares to be issued upon conversion of the 97F Preferred Shares will be determined by dividing the amount invested by the lesser of (a) the average closing bid price for the five trading days preceding the closing date or (b) by the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the conversion date. The five warrants which are convertible into 70,000 shares of common stock, contain a conversion price equal to 110% of the average closing bid price for the five trading days preceding the closing date. The warrants all expire on November 6, 2002.

The 97F Preferred Shares accrue dividends at a rate of 8% per annum and are cumulative. The dividend is only payable in common stock of the Company. The 97F Preferred Shares have a liquidation preference of $1,000 per share and are convertible at the earlier of (i) the date the registration statement is declared effective or (ii) sixty one days from the closing date (November 6, 1997). If the registration statement is not declared effective by the Securities and Exchange Commission by the 61st day following the date of the demand registration, the Purchasers, at their option may either (a) convert up to 50% of their investment in the 97F Preferred Shares, pursuant to Regulation S or (b) if the Company qualifies to register the Securities under a S-3 form, require the Company to pay certain specified damages in cash. Furthermore, if the Company qualifies to file under a form S-2b and the registration statement is not declared effective by the Securities and Exchange Commission by the 121st day following the date of the demand registration the Purchasers, at their option may either (a) convert all or part of their remaining investment in the 97F Preferred Shares, pursuant to Regulation S and/or (b) require the Company to pay certain specified damages in cash. The 97F Preferred Shares are callable by the Company at 130% of the Liquidation Value upon certain conditions precedent.

In connection with the sale of the 97F Preferred Shares, the Company paid two unaffiliated placement agents, Settendown Capital and Ganesh Asset Management, Ltd., fees consisting of $70,000 in cash, 105 shares of 97F Preferred Shares having a value of $105,000, and warrants to purchase 35,000 shares of common stock as compensation for placement. The warrants contain a conversion price equal to 110% of the average closing bid price for the five trading days preceding Novemebr 6, 1997. The warrants all expire on November 6, 2002. In addition, the Company paid $8,750 in cash for legal and escrow fees incurred in connection with this transaction. The net proceeds to the Company of $1,671,250 will be used for working capital and the continuous research and development of its OCET and LFC processes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits

4.1   Form of 8% Convertible Preferred Stock - Series 97F(1)
4.2   Form of 7% Convertible Preferred Stock - Series 97D(1)
4.3   Form of Warrants - Series 97F(1)
4.4   Form of Warrants - Series 97D(1)
4.5   Form of Warrants - Placement Agents(1)
10.1  Form of Registration Rights Agreement - Series 97D(1)
10.2  Form of Registration Rights Agreement - Series 97F(1)
10.3  Form of Subscription Agreement - Series 97F(1)
10.4  Form of Stock Purchase Agreement - Series 97D(1)
10.5  1996 Omnibus Stock Plan(1)
27.0  Financial Data Schedule(1)

(1) Filed herewith.

2.   Reports on Form 8-K - None

                         PART III. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL


         /s/                                                 November 13, 1997
__________________________________________________
Joseph A. Savoca,
Chief Executive Officer and Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/                                                 November 13, 1997
__________________________________________________
Joseph A. Savoca,
Chief Executive Officer and Chairman of the Board

Index to Exhibits                                                  Page



4.1   Form of 8% Convertible Preferred Stock - Series 97F           1-3
4.2   Form of 7% Convertible Preferred Stock - Series 97D           4-6
4.3   Form of Warrants - Series 97F                                7-14
4.4   Form of Warrants - Series 97D                               15-22
4.5   Form of Warrants - Placement Agents                         23-30
10.1  Form of Registration Rights Agreement - Series 97D          31-38
10.2  Form of Registration Rights Agreement - Series 97F          39-47
10.3  Form of Subscription Agreement - Series 97F                 48-68
10.4  Form of Stock Purchase Agreement - Series 97D               69-80
10.5  1996 Omnibus Stock Plan                                     81-96
27.0  Financial Data Schedule                                        97