Form 10-K
period 1997-12-31
SGI INTERNATIONAL
filed 1998-03-31
CIK 737955

_______________________________________________________________________________

                                     PART I
_______________________________________________________________________________

ITEM 1: BUSINESS

The following discussion contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed herein. See "Forward-Looking Statements."


Overview

The Company is in the business of developing and marketing energy-related technologies. The Company has developed a patented technology which it refers to as the LFC Process. The LFC Process is intended to convert and upgrade low-rank coal into a coal substitute and a hydrocarbon liquid. The LFC Process is intended to produce two products called process derived fuel and coal derived liquids, and at the same time reduce the PDF's pollution potential when it is subsequently burned for fuel. The Company believes the LFC Process could upgrade a significant portion of the world's abundant low-rank coal reserves into coal and petroleum-based products which could provide cost-effective compliance with certain environmental legislation and regulations including the Clean Air Act and other current and possibly future U.S. and international environmental regulations or concerns.

The LFC Process involves heating coal under carefully controlled conditions to refine it into alternative fuels. The Company believes many existing users of coal in the U.S., such as electric utilities, face costly capital expenditures to modify their coal-powered electricity producing facilities to comply with the Clean Air Act. In the opinion of the Company, the Clean Air Act impacts over 100 coal fired electrical generating plants in the U.S. and, by the year 2000, requires many major U.S. power plants to achieve specified reductions in pollution. The Company believes many countries outside the United States, who currently generate much of their electricity from burning coal and who have substantial low rank coal reserves, could use the LFC Process to provide a more cost-effective and less environmentally damaging fuel source for the production of power.

In 1989, the Company contributed the LFC Process to TEK-KOL. TEK-KOL currently consists of the Company and Bluegrass Coal Holding Company ("Bluegrass") a subsidiary of Zeigler Coal Holding ("Zeigler"). Zeigler is one of the largest coal companies in the United States. The LFC Process has been used to produce PDF and CDL for test burning at the Demonstration Plant owned by the ENCOAL Corporation (a subsidiary of Bluegrass) in Gillette, Wyoming. To date the Demonstration Plant has produced approximately 114,900 tons of PDF and 116,100 barrels of CDL, and has shipped over 83,500 tons of PDF to seven electric utilities in six states, and 104,000 barrels of CDL to eight industrial users in seven states. The purpose of the Demonstration Plant, which was originally intended to operate for two years, was to demonstrate the validity of the LFC Process. The Demonstration Plant was constructed pursuant to an agreement between the U.S. Department of Energy and ENCOAL Corporation, a Shell Mining Company ("SMC," now called Bluegrass) subsidiary, as part of the U.S. government's "Clean Coal Technology Program." The Company believes the operation of the Demonstration Plant from 1995 through the third quarter of 1997, when its operations were suspended, has provided invaluable design data and engineering parameters to assist in the commercial scale development of the LFC Process. If the Demonstration Plant does not resume operations, then the possibility of having other third parties construct a suitable substitute would be explored. There could be a material adverse impact on the Company if the Demonstration Plant does not resume operation or if a substitute testing plant is not completed.

The LFC Process is still in development. PDF produced at the Demonstration Plant has been sold and shipped to customers for testing and CDL has been sold to a number of users. Although the Company believes it has completed development of the LFC Process, additional development to test and demonstrate aspects and uses of the LFC Process will be necessary before the value (if any) of its use on a large scale commercial basis can be verified. There can be no assurance these development issues will be successfully concluded or that the LFC Process will be licensed or sold commercially, or if sold, will generate revenue or profits for the Company.

The Company intends to license the LFC Process to electric utilities, coal producers, steel companies, foreign governments or agencies thereof, or affiliates of these parties. The Company believes that licensing the LFC Process will lead to its optimum use because of the substantial capital expenditures and time required to construct and operate a plant using the LFC Process.

The OCET Corporation, a wholly owned subsidiary of the Company, is also developing another energy-related technology referred to as the OCET Process. The OCET Process is designed to deasphalt crude oil resid produced in oil refining in order to increase the efficiency of crude oil refineries. Resid is the residue remaining after processing crude oil in a refinery to produce liquid fuels and lubricants. The OCET Process is still in the development stage, and will require substantial research and development before it is ready (if ever) for commercial use. The Company has another wholly owned operating subsidiary, AMS. AMS designs and produces custom automated assembly equipment primarily for manufacturers in the medical, automotive and High-Tech (consisting of computer, electronics and communications) industries.


TEK-KOL Partnership

TEK-KOL owns all rights, title and interest in the LFC Process, except for a non-exclusive license granted by the Company prior to the formation of TEK-KOL to Rosebud Energy Corp. for LFC process cogeneration plants with an aggregate capacity of 350 MW. The partners in TEK-KOL are the Company and Bluegrass. TEK-KOL was established in 1989 with the original partner being SMC. In 1992, all of the assets of SMC were purchased by Zeigler. The TEK-KOL Partnership Agreement, as amended, currently provides for the distribution of 75% of certain TEK-KOL cash receipts to the Company and 25% to Zeigler, until the Company receives $2 million. Thereafter, cash from operations, (if any) is to be distributed 50% to the Company and 50% to Zeigler. TEK-KOL is marketing the LFC Process to obtain licensees, joint venture partners, strategic and other relationships. Except for the license issued to SMC for the Demonstration Plant and other plants to be built by SMC and a similar license issued to the Company for its sole projects, TEK-KOL does not have any agreements to license the LFC Process. TEK-KOL operates in accordance with a budget. All of the costs of TEK-KOL are split equally between Bluegrass (formerly SMC) and the Company. The Company expects TEK-KOL's budget for 1998 to be approximately $1,500,000 to $2,000,000. However, there can be no assurance that the Company's obligations will not be greater than one half of that amount. The Company intends to finance its obligations from the sale of equity, assets and debt securities. There can be no assurance that the Company will be able to fund its obligations pursuant to the TEK-KOL Partnership agreement. In the event that the Company was unable to fund its obligations under the TEK-KOL Partnership Agreement this could have a material adverse impact on the business and operations of the Company.


LFC Process

The LFC Process is specifically designed to process subbituminous (low-rank) or lignite coal which has a high moisture content. PDF is designed to be a less polluting solid fuel with a higher Btu, or heat value, than the coal it was refined from, and with significantly lower moisture. PDF has higher ash, a higher fixed carbon and lower organic sulfur than the parent coal. CDL is a low-sulfur hydrocarbon liquid. Based on operations at the Demonstration Plant, the Company believes each ton of coal should produce approximately one-half ton of PDF and one-half barrel of CDL, although differing raw material and operating conditions may effect these estimates.

To process the coal, the LFC Process uses a drying/partial pyrolysis technology, which uses low-rank coal as a feedstock. Pyrolysis is a process whereby organic compounds are subjected to very high temperatures. The LFC Process is a mild gasification technology that employs a series of pyrolysis zones to produce solids and gas, and a condensation system to produce liquids. The LFC Process has been used at the Demonstration Plant which has produced and shipped to customers over a hundred tons of PDF for test burning and over a hundred thousand barrels of CDL. The Company believes the operation of the Demonstration Plant has provided key operational and engineering design data for the LFC Process which it believes may assist in completing the final stages of development of the LFC Process.

The Company believes four key factors in the LFC Process differentiate it from other coal cleaning, liquefaction, or gasification technologies. First, the process simultaneously produces solids and liquids.

Second, the control system regulates the coal heating rate and temperature level to control the governing kinetics of gasification and stabilization reactions. Third, the PDF can be stabilized and is less likely to self-ignite. Fourth, for the purpose of controlling the gasification conditions (to obtain the desired co-products), computer models of coal reaction kinetics, sensors, and servo-mechanisms can be incorporated into the control system.

The Company's marketing efforts are in part based on the Company's belief that low-grade (or low-rank) coals of the world are relatively disadvantaged in the marketplace compared to higher-rank bituminous coals. Low-rank coals generally have higher water content which makes them more expensive to transport to distant markets. Additionally, their lower heat value can make them a less efficient boiler fuel. The Company estimates the transportation cost component of the coal's delivered price can be over 3-5 times the cost of the coal at the mine. SGI expects PDF and CDL can reduce transportation costs by removing water, and economically producing lower sulfur, lower water content, cleaner burning coals along with potentially valuable co-product oils and liquids, and therefore such refineries' products will be able to compete against high-grade coals. There can be no assurance these objectives will be achieved.


LFC Process Demonstration Plant

In 1989, ENCOAL Corporation, which at the time was a Shell Mining Company subsidiary, and the U.S. Department of Energy ("DOE") jointly committed to fund one-half each of the costs to construct, own and operate, for two years, a "Clean Coal Demonstration Plant" using the LFC Process at the Buckskin Mine near Gillette, Wyoming. Several amendments of the original agreement with the DOE extended the operations and funding of the Demonstration Plant to March 1997. TEK-KOL licensed the LFC Process to SMC Mining for use at the Demonstration Plant. Construction of the Demonstration Plant began in 1990 and was completed in 1995 when it began shipping PDF and CDL to customers for test burning. The Demonstration Plant was not expected to, and did not, produce any licensing royalties to the Company.

In November 1992, Zeigler Coal Holding Company ("Zeigler") purchased Shell Mining Company and its assets, including ENCOAL Corporation and the Demonstration Plant. Zeigler operated the Demonstration Plant through the third quarter of 1997 at which time the operations of the Demonstration Plant were suspended. Suspending operations of the Demonstration Plant may have a material adverse impact on the marketing of the LFC Process.

In late 1996 and early 1997, the ENCOAL Corporation, a subsidiary of Zeigler applied for various air quality, industrial siting, land quality and land swap permits with the state of Wyoming and certain agencies of the U.S. government in contemplation of construction of an LFC Process plant. Mitsubishi International Corporation and the ENCOAL Corporation, a Zeigler subsidiary, executed an engineering, procurement and construction agreement on December 30, 1996, for the construction of a $460 million LFC Process plant. Although this agreement was subsequently terminated, Zeigler is continuing to develop an LFC Process plant at that location. The Company was not a party to the agreement that was terminated. The Company currently has no obligation to assist in funding the continued development of an LFC Plant at North Rochelle. There can be no assurance that any plant will be developed by Zeigler or others. The termination of this agreement to construct an LFC Process plant may have a material adverse impact on the business and operations of the Company.

Test burns to date, based on the Company's analysis, indicate PDF is a viable fuel which can be used with minimal modification of the coal burning equipment. The Company believes PDF can be a means for helping utilities meet the requirements of the Clean Air Act. There can be no assurance these test results will be duplicated in a future commercial facility, if any, using the LFC Process.


Markets

The Company believes the principal markets for PDF will be the electric utility market where utilities may burn coal to generate electricity, and in the non-coking coal metallurgical market which produce steel and metals. TEK-KOL currently believes future PDF production from an LFC Process plant could be sold into the utility market and the metallurgy market. There can be no assurance the Company's beliefs will prove to be accurate.

CDL from the Demonstration Plant has in general been sold into the residual fuel oil market. Of the approximately 5,010,600 gallons of CDL that have been produced by the ENCOAL Demonstration Plant and sold, the vast majority has been sold into the residual fuel oil market to oil distributors who have blended the CDL or sold it as straight fuel oil for use in industrial boilers. Other purchasers of CDL have included a coal tar chemical company and a steel manufacturer. While the Company has completed development work to determine CDL's composition, significant additional development is required. The Company believes CDL may have more potential when further refined into separate products. No assurance can be given that any market for PDF and CDL will develop.

PDF Electric Utility Markets. The Company believes power plants operated by utilities meeting the following criteria will be the "best potential" markets for PDF. Boilers requiring low ash-fusion coal (primarily cyclone and wet bottom boilers); boilers using high-Btu fuel; utilities desiring to switch to low-sulfur coal to meet Clean Air Act compliance levels; and utilities with acceptable transportation economies. There can be no assurance any of these utilities would elect to use PDF once development is completed.

A number of factors could have a material impact on the size and value of the utility market for PDF. The Company believes the potential impact of the Clean Air Act on the utility industry could present marketing opportunities for PDF. If environmental regulations become stricter, the desirability for PDF may increase. The Company believes the potential for reduced emissions increases the likelihood PDF could be marketed successfully. A full or partial repeal of the Clean Air Act would likely have a material adverse impact on the Company and the market for PDF in the United States.

PDF Metallurgical markets. While the Company believes the U.S. electric utility market is the largest potential market for PDF, based on the current economics of coal burning utilities, the Company also believes a relatively small, but potentially growing market for non-coking metallurgical coals could provide an opportunity for sales of PDF. Potential PDF metallurgical markets could occur in the steel industry, where the Company believes demand for coke substitutes is increasing. In steel making, the Company believes environmental constraints on coke production and the lower limits on permissible emissions may motivate development of new technologies to replace the traditional combustion of blast furnaces and coke ovens.

CDL Markets. The Company believes current industrial residual fuel oil markets in the U.S. will not pay enough for CDL as a residual fuel to make it worthwhile to sell into that market. Enhanced CDL-derived products are being developed by the Company with the goal of providing increased economic returns. While these enhanced CDL products are not yet completely defined, progress has been made in developing upgraded CDL products. Portions of the upgrading process have been identified by the Company and include centrifugation to remove entrained solids, distillation to collect crude cresylic acids, as an asphalt additive and the sale of the remaining crude CDL to fuel oil markets. The Company will require significant additional funding to further its research, development and testing before enhanced CDL products could be available for commercial use.

CDL upgrading efforts are currently focused on domestic and international markets that the Company believes may be more commodity based, and less sensitive to limited numbers of fixed end users. These CDL markets are aimed at transportation fuels combined with specialty chemicals with potential large volume acceptance. There can be no assurance the Company will develop any upgraded CDL products, that any markets will accept or use CDL, or that it will produce revenues or profits for the Company.


OCET Process and Strategy

Another energy-related technology which is being developed by the Company through its wholly-owned subsidiary, the OCET Corporation, is the OCET Process. The OCET Corporation ("OCET") is a development stage Delaware corporation. OCET is developing a technology which it believes can deasphalt petroleum residuum, or resid, so it can be more easily or further refined (the "OCET Process").

In laboratory tests, both petroleum resid and heavy crudes have been successfully deasphalted using lab scale continuous prototype processing equipment. The results of these laboratory tests have demonstrated the ability to produce deasphalted oil which OCET believes is comparable in quality and yield to that produced by commercial solvent deasphalting processes. There can be no assurance the results of such laboratory tests will be proved in actual commercial scale developments, or that any commercial use will be made of the OCET Process.

The Company's principal efforts in commercializing the OCET Process are intended to focus on licensing the technology to oil refineries, oil companies, and other parties with related interests. Construction and operation of a commercial scale facility using the OCET Process is dependent upon funding from the oil refinery, oil company, or other third parties. OCET believes there has been a shift of crude oils over time to being higher in resid volume and contaminant levels, and therefore the need for successful deasphalting technology has increased. Experts in the industry, employed by the Company, believe that the quality of crude oils has declined and has a greater amount of asphaltenes, nickel, vanadium, and other contaminants, which results in a greater amount of resid being produced from refining operations.

The OCET Process uses a solvent additive to destabilize the crude oil, followed by electrochemical processing to separate the asphaltenes, metals and unwanted contaminants contained in the resid in order to produce a higher quality liquid which OCET believes could be used in refinery processes. The electrochemical processing distinguishes the OCET Process from other deasphalting processes known to the Company, and OCET believes will provide an additional method for controlling the rate, selectivity and efficiency of the separation. The OCET Process as currently structured does not require high temperatures or pressures.

OCET and SGI are currently in the process of attempting to construct a model process development unit which would be capable of measuring OCET Process performance. Concurrently, analytical methods are also being developed in an effort to analyze feedstocks to measure and optimize process performance. Management initially believed that substantial additional funding to complete the process development unit would be required. However, the additional equipment necessary to complete the development unit has been acquired for much less than anticipated and future funding necessary for completion of the development unit is currently considered insignificant.

OCET believes domestic and worldwide demand for crude oil and refining products is expected to increase, and worldwide refining capacity is also expected to increase. OCET believes new oil refineries are likely to be called upon to meet increased worldwide demand for transportation fuels and to supply both distillate and residual fuels with decreased sulfur levels to decrease pollution.

The target application for the OCET Process has been the upgrading of refinery resid to produce high quality lube oil blend stock, feedstocks for refinery catalytic upgrading processes, hydrocracking or hydrotreating and boiler grade coker feed because the liquid product could be reduced in asphaltenes, metals, sulfur, nitrogen, carbon residue and other contaminants. OCET believes there are other potential markets, including deasphalting heavy crude oil at the well site, upgrading crude oil before introduction into the crude distillation tower at the refinery, near complete removal of metals from deasphalted oils, removal of sulfur compounds from diesel and gasoline, viscosity reduction as oil is being produced out of the ground, cleaning of used motor oil to remove metals and other contaminants, and removal of hydrocarbons and metals such as selenium from wastewater.

On April 14, 1997, OCET and the U.S. Department of Energy executed a Cooperative Research and Development Agreement ("CRADA") to jointly analyze certain parameters of the OCET Process. The CRADA is intended to allow petroleum experts in the DOE to consult with SGI while protecting SGI's proprietary information.

The OCET Process is expected to compete with alternative methods for conversion of resid including thermal processes, solvent extraction processes and catalytic processes. The primary method for upgrading resid is delayed coking, which exposes resid to high enough temperatures to break apart some of the chemical bonds to produce gases, liquids and solid coke.

There can be no assurance the OCET Process will be determined to be commercially viable, or will be developed to the point where it can be determined to be commercially viable, or that there will be a market for the

OCET Process, or, if a market develops, OCET will license its technology or otherwise produce revenue from the OCET Process or any other enterprise or technology development.

The OCET Process is still in development and has not been licensed or used in either a pilot plant or on a commercial scale. The OCET Process will require significant additional research and development, including substantial additional funding to finish development of the process and demonstrate its potential (if any) for commercial use. There can be no assurance such efforts will be successfully completed. At the present time, OCET has no agreements with any oil refinery or other party to use the OCET Process in a commercial or large scale testing facility.


Patents and Proprietary Technology

To date, TEK-KOL has been issued five patents and one patent pending in the United States, which relate to various aspects of the LFC Process. Patent #5,601,692 was issued in February 1997. Patent #5,401,364 was issued in March 1995; Patent #5,372,497 was issued in December 1994; Patent #5,582,807 was issued in December 1996; Patent #5,547,548 was issued in August 1996. TEK-KOL filed a patent application in October 1995 for a lean fuel combustion control method which is pending. OCET filed a patent application in September 1994 for the OCET Process, which was allowed in January of 1998. AMS owns one patent jointly with Ethicon, a customer, however, AMS does not believe this patent is critical for the operation of its business.

TEK-KOL has non-exclusive worldwide rights to license the use of the MK Dust Control System pursuant to the License Agreement with Bluegrass. There can be no assurance any additional patents will be issued to TEK-KOL as a result of TEK-KOL's pending applications, or, if issued, such patents combined with the existing TEK-KOL patents will be sufficiently broad to afford protection against competitors using similar technology. The Company's success will depend in large part on its ability and that of TEK-KOL to obtain patents for the LFC Process and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. TEK-KOL also has foreign patents pending for certain elements of the LFC Process.

There can be no assurance any patents issued to TEK-KOL, the Company, or OCET will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company. The Company is required by the TEK-KOL Partnership Agreement to contribute to the costs of prosecuting and defending all infringement claims necessary to enforce TEK-KOL's rights or to determine the scope and validity of others' proprietary rights. U.S. patents do not provide any remedies for infringement occurring before a patent is granted. Because patent rights are territorial, the Company or TEK-KOL may not have an effective remedy against use of their patented technology in any country in which TEK-KOL or the Company does not, at the time, have an issued patent.

The commercial success of the Company may also depend upon avoiding the infringement of patents issued to competitors. TEK-KOL owns all of the technology relating to the LFC Process. If competitors prepare and file patent applications in the United States claiming technology also claimed as proprietary by TEK-KOL or the Company, the Company may be forced to contribute to the cost of participating in interference proceedings declared by the U.S. Patent office ("PTO") to determine the priority of the invention. Such proceedings could result in substantial costs to the Company, even if the outcome is favorable to the Company. An adverse outcome of such proceedings could subject the Company to significant liabilities to third parties and could require TEK-KOL and/or the Company to license disputed rights from third parties or cease using the infringing technology. Although the Company believes its current and proposed activities do not and will not infringe upon patents for competing technologies, there can be no assurance the Company's belief would be affirmed in any litigation over any patent or that the Company's future technological developments will be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. If competitors infringe on TEK-KOL or Company patents which are pending but not yet issued, TEK-KOL and the Company will not be able to pursue infringement claims against them unless the infringement continues after such patents are issued.

The Company also relies on certain proprietary information which may not be patentable. Although the Company has taken steps to protect its proprietary information, in part through the use of confidentiality agreements with certain employees, consultants and contractors, there can be no assurance these agreements will not be breached, the Company would have adequate remedies for any breach, or the Company's proprietary information will not otherwise become known or be independently developed or discovered by others including its competitors.


Governmental Regulation

The LFC Process, as it is proposed to be used in the operation of a coal refinery plant will likely be subject to numerous federal and state regulations. Any United States LFC plants that may be constructed will likely be owned by others since the Company does not now have and is not expected in the future to have the financing necessary to develop, construct or operate such plants. LFC Process plants will likely require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of any such facility may begin, and will be subject to periodic maintenance or review requirements once any such facilities begin production. Such permits and regulations include: (i) air quality; (ii) wastewater discharge; (iii) land quality; and (iv) hazardous waste treatment storage and disposal. There can be no assurance that such approval will be granted to any licensees of the LFC Process in the event a plant is proposed to be constructed and operated using the LFC Process. In addition, there can be no assurance future domestic or international governmental regulations will not change and the necessary permits and approvals for any future commercial-scale production facilities will not be prohibitively expensive or difficult to obtain. Any failure by any licensee of the LFC Process to obtain required regulatory approvals, or any substantial delay in obtaining such approval, could have a material adverse effect on the Company.

Mine Health and Safety Administration ("MHSA") regulations and approvals may be applicable to any use of the LFC Process at a plant constructed for such use. The Demonstration Plant in Wyoming has operated under the oversight of the MHSA since construction began. The Company believes the ideal location for an LFC Process plant will be on the grounds of or adjacent to a coal mine to minimize transportation costs.

The Clean Air Act and amendments specify certain air emission requirements for electrical utility companies and industrial coal users. The Company believes the Clean Air Act is now, and will in the future be, a significant factor in creating demand and a market in the U.S. for the LFC Process. The Company believes electric utilities and industrial coal users who use the LFC Process will be subject to the Clean Air Act, and compliance with such regulations could be fully or partially met through the use of the LFC Process. Beginning on January 1, 2000, Phase II of the Clean Air Act imposes a permanent cap on sulfur dioxide emissions and requires nitrogen oxide reductions. A full or partial repeal of the Clean Air Act could have a material adverse impact on the Company. The Company is unable to predict future regulatory changes and their impact on the demand for the LFC Process.


Competition

The principal markets for PDF and CDL are in the energy industry, which is intensely competitive. There are many companies engaged in research into ways to clean or convert coal into a more acceptable fuel or other commercially viable products. Many of TEK-KOL's existing or potential competitors have substantially greater financial, technical and human resources than TEK-KOL and may be better equipped to develop, test and license coal refining technologies. In addition, some of these companies have extensive experience in operating refining plants and many of these companies have extensive experience in operating coal burning plants. These companies may develop and introduce coal refining technologies competitive with or superior to those of TEK-KOL prior to any market acceptance for the LFC Process or other technologies developed by the Company or its subsidiaries.

The relative speed with which TEK-KOL markets the LFC Process and enters into licenses or other agreements with third parties who, thereafter construct, own and operate a plant using the LFC Process and their success in supplying processed coal products, are expected to be important competitive factors. TEK-KOL expects principal competitive factors may include, among other things, how economically LFC Process coal products can be produced, at what quality levels and how fast demand for such products develops, compliance with environmental standards, transportation costs, cost comparisons to other energy fuels, and the strength of any patents on the LFC Process or other related technologies.

The demand, if any, by coal-fired electrical generation facilities for processed coal products derived from using the LFC Process may also be materially impacted by several competing fuels and other costs, such as natural gas and alternative energy sources including but not limited to hydroelectric power, synthetic fuels, solar power, wind power, wood, geothermal, waste heat, solid waste and nuclear sources. The Company believes other competitive factors which may influence competition for TEK-KOL include the availability and cost of delivered coal, the difference between the costs of other energy alternatives and coal prices and availability, regulatory efforts to reduce pollution and other emissions, regulatory incentives, if any, to utilize clean coal based energy sources and the reliability and cost effectiveness of the LFC Process relative to other competing technologies.

TEK-KOL's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the period between development and testing of the LFC Process and any possible introduction of the technology into the commercial market place.

The Company is aware of several entities in the U.S. and in foreign countries which are engaged in producing clean-burning coal. These include the Rosebud SynCoal Partnership, owned by indirect subsidiaries of Montana Power Company and Northern States Power Company which owns a plant in Colstrip, Montana. Also, KFX, Inc., a public company, is engaged in producing a clean coal product, Carbontec, which produces upgraded coal at a pilot plant; Custom Coals, International, which makes a clean coal product; Puron Co.; Cyprus, a coal company, and SOSOI/FT. There can be no assurance TEK-KOL will be able to compete successfully with any of these companies.


ASSEMBLY AND MANUFACTURING SYSTEMS, INC.

AMS, a wholly-owned subsidiary of the Company, is a supplier of custom made precision assembly equipment. AMS designs and builds custom, automated assembly systems marketed principally to manufacturers in three principal industries: medical, automotive and High-Tech. These assembly systems integrate multiple manufacturing functions often into a single custom production line built to the customer's specifications.

Assembly functions integrated into products manufactured by AMS include: material and component handling, dispensing and placement of film or liquid adhesives, sealants or customer-formulated materials such as pharmaceuticals, marking and encoding, assembly of components, riveting, swagging, inspection functions including machine vision inspection, testing, data collection and analysis. Completed AMS assembly systems may be from bench top size to almost a hundred feet in length, and may incorporate all types of subsystems, including robots, machine vision, conveyors, welders, mechanical tests, electronic tests and others as specified by the customer. AMS believes it is well positioned to capitalize on what it forecasts is an ongoing consolidation and growth in the fragmented automation assembly market.

Automation system functions integrated into products manufactured by AMS are generally computer controlled through custom software written by AMS, and incorporate control, data handling, reporting and safety functions. The completed automation systems are generally tested and accepted by the customer at AMS prior to shipment and installation at the customer's site.

AMS believes that a majority of its current customers and future customers purchase automation systems for several reasons including support of new product introductions and start-up, labor cost reductions, increase in capacity, increase in quality, and favorable return on investment and payback. AMS customers may also choose to automate production of their products to reduce costs and improve productivity on current products and to increase their quality and improve facilities.

AMS believes it offers customers a number of competitive advantages over its competitors including successful project execution, competitive pricing, systems which meet specified performance criteria, engineering and manufacturing expertise and experience and innovative machine concepts. The typical AMS contract price is in excess of $500,000.

Marketing and Sales

AMS employs three sales professionals and two to three applications engineers and their support staff who are involved directly in marketing its services to potential customers. AMS relies primarily on personal contact by its executive and sales personnel to secure new customers and to market its products. AMS regularly participates in local, regional and national trade show meetings in its key industry groups. AMS believes personal contact by its sales and engineering staff is critical to retain new customers.

AMS has targeted large, established manufacturing companies in the medical, automotive and High-Tech industries as prospective clients. AMS targets companies that need small manufactured equipment and devices, requiring mechanical or electric mechanical assembly and test, or inspection with material handling, as key accounts. To assist in marketing products and services, AMS also works to develop new applications for target customers for their various manufacturing needs.

As part of its current marketing focus, AMS is targeting Fortune 1000 businesses with assembly contracts in the range of $750,000 to $1.5 million per project to increase market share and benefit from economies of scale.

Major Customers

Sales revenue was derived primarily from contracts to manufacture assembly equipment with three, four and two customers in 1997, 1996, and 1995, respectively. Revenue from sales of automated assembly equipment accounted for 99%, 93% and 96% of the Company's consolidated revenues in 1997, 1996, and 1995, respectively. In each of the past three years no single customer has accounted for more than 10% of sales on a consistent basis. AMS does not have long term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of sales for the foreseeable future. Due to the small number of annual projects attempted by AMS, a significant performance problem with any one AMS project could have a material adverse effect on AMS. There can be no assurance revenue from customers who accounted for significant revenue in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

Manufacturing

All design, engineering, fabrication, assembly and testing of AMS's products are carried out at its facility in Simi Valley, California. Proprietary software and in-house procedures are used to ensure the quality and timeliness of project execution, and AMS's custom automation related software incorporates control, data handling, reporting and safety features. AMS also uses state-of-the-art computer-aided design practices to create the customized assembly processes for its customers.

To manufacture certain of automation equipment, AMS uses subcontractors for common industrial services such as machining, fabrication of welded structures, painting and power coating on an as-needed basis. Manufacturing operations include purchasing, receiving, cutting, machining, grinding, electrical fabrication and testing, machine assembly and all other functions required to complete the automated assembly product. When needed, AMS also employs a number of subcontractors for special assembly operations including welding, power coating, wire electric discharge machining and other unique operations.

AMS has implemented certain quality control procedures for its manufacturing facility. AMS's quality control personnel regularly monitor the manufacturing process and have initiated numerous procedures which assist in quality control. AMS believes new customers, particularly Fortune 1000 customers with large assembly projects, may impose additional quality control standards. It is possible such customer or other quality control standards may require additional substantial expenditures over a long period of time, or that AMS may determine that such expenses are not cost-effective.

Raw Materials

The primary raw materials used by AMS in assembly systems include such items as stock steel shapes, aluminum extrusions, billet and plate software. These raw material items are converted by AMS into the needed support structures and are custom-machined in house to be incorporated into the automated assembly systems purchased by AMS customers. Raw materials used by AMS are generally standard industry materials which AMS believes can be provided from multiple sources of supply. AMS believes the most critical machine subsystems such as computers, vision systems, part feeders, conveyors and robots are also common and have multiple sources of supply. Up to approximately 75% of the AMS assembly system components are purchased off the shelf. AMS does not have any long term contracts with any of its raw material suppliers, and believes numerous suppliers would be available in the event its current suppliers were not available.

Competition

The Company believes competition in the automotive assembly industry is fragmented, and that no single competitor dominates the industry. While AMS competes with at least 85 other companies which are engaged in the automation assembly business, AMS believes the majority of these competitors provide assembly equipment for smaller projects, and cannot handle the larger projects (over $250,000 in price) for which AMS is currently competing. AMS's principal competitors in the 1997 fiscal year include Remmele Corp., Vanguard Automation, and Bosch-Weldun Automation. Many of AMS's competitors have substantially greater financial, marketing and technological resources than AMS.

The automation industry is characterized by rapid technological change, and competitors may develop their automation products more rapidly than AMS. AMS believes competition among automation companies is based primarily on price, the speed and quantity of products produced, timely delivery, product quality, safety, product innovation and assistance in marketing and customer service. The competitive position of AMS will depend in part on AMS's ability to remain current in automation manufacturing and to increase the innovation, speed and reliability of its automated assembly processes. There can be no assurance
AMS will be able to compete successfully.

Backlog

As of December 31, 1997, AMS had a backlog of orders of approximately $1.3 million, compared to a backlog as of December 31, 1996, of approximately $2.8 million.

Liability Insurance

The medical, automotive, High-Tech and other products expose AMS to possible product liability claims, if the use of such products results in personal injury, death or property damage. AMS maintains product liability insurance in the principal amount of $2 million through April 1998. There can be no assurance such insurance will be adequate in terms and scope to protect AMS against material adverse effects in the event of a successful claim, or that such insurance will be renewed with acceptable terms and conditions.

Employees

The Company, including OCET, employs 20 full-time employees and AMS employs approximately 33 full-time employees. None of the Company's or AMS's employees are represented by a labor union or bound by a collective bargaining agreement. The Company and AMS believe that they maintain positive relations with their employees.


ITEM 2. PROPERTIES

The Company leases 5,500 square feet of office space at 1200 Prospect Street, Suite 325, La Jolla, California 92037. The term of the lease expires in December 2000. In addition, the Company leases 5,080 square feet of laboratory space at 11588-20 and 21 Sorrento Valley Road, San Diego, California 92121 pursuant to a lease which expires in May 2000. AMS leases 20,000 square feet of office and manufacturing space at 2222 Shasta Way, Simi Valley, California 93065, which includes 15,000 square feet of manufacturing space. The term of the lease expires in October 1998. The Company and AMS believe their current facilities will be adequate for their respective expected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. The only lawsuit currently pending against the Company is Walsh vs. AMS, filed on September 7, 1997, in the San Diego Superior Court. The Walsh case relates to events occurring prior to the by the Company. The lawsuit asserts claims, for among other things, breach of contract relating to a loan of approximately $300,000. AMS has filed an answer denying liability and discovery is proceeding. In the opinion of the Company, the pending litigation, if adversely decided, should not have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the three months ended December 31, 1997, to a vote of the shareholders.

_______________________________________________________________________________

PART II
_______________________________________________________________________________


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock of the Company is currently traded and prices are quoted on the NASD OTC Bulletin Board under the symbol SGII. The following table sets forth the high and low bid prices for SGI Common Stock during the periods indicated. The prices represent bid quotations and do not include retail mark-ups, mark-downs or fees, nor do they necessarily represent actual trades.



                                   High             Low
                                  ______          _______
          1997

          First Quarter           $ 6.25          $ 4.19
          Second Quarter            4.31            1.88
          Third Quarter             3.22            1.03
          Fourth Quarter            2.38            1.09

          1996

          First Quarter           $ 3.44          $ 0.63
          Second Quarter           13.00            2.25
          Third Quarter             6.00            3.50
          Fourth Quarter            7.88            3.88


As of March 2, 1998, the Company had approximately 2,200 stockholders of record, and believes it has beneficial owners in excess of that number.

The Company has not declared any cash dividends on the Common Stock and does not currently intend to pay any cash dividends on the Common Stock in the foreseeable future.

The Company had the following sales of unregistered securities during the fiscal year period ended December 31, 1997.

In April 1997, the Company executed a funding agreement with certain foreign accredited investors which provided for the sale of the Company's common stock in three tranches of $1,000,000 each, pursuant to Regulation S. On May 30, 1997, this agreement was modified and the Company issued 1,000 shares of $.01 par value, 8% Convertible Preferred Series 97B stock and ten warrants to purchase 30,000 shares at $2.30 per share to four foreign accredited investors for an aggregate $1,000,000. The 97B Preferred Shares accrued dividends at a rate of 8% per annum and were cumulative. The dividend is only payable in common stock of the Company. The warrants were immediately exercisable and expire on May 30, 2002. As of December 31, 1997, all the preferred shares had been converted into 756,006 common shares of the Company.

In October 1997, the Company was able to extend, exchange or convert approximately $4.8 million in existing debt for new securities of the Company, including common stock, warrants and revised, amended or new convertible debt securities and also paid approximately $400,000 in existing debt. The Company retired approximately $250,000 in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 31, 1997, in exchange for $250,000 of 12% convertible debentures due September 30, 1998, with a conversion price of $1.20. The Company obtained an extension to September 30, 1998 of approximately $3,428,000 of debt which was required to be paid by October 31, 1997, and, in connection therewith, agreed to grant warrants to purchase an aggregate of 152,500 shares of common stock at an exercise price of $1.20 per share for each quarterly period the debt remains unpaid. The warrants are exercisable one year from the date of issuance. The Company retired an additional $727,000 of existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 31, 1997, in exchange for $727,000 of 12% convertible debentures due September 30, 1998, with a conversion price of $1.20. In connection therewith, and in part as consideration for all interest due through the maturity of the extended notes, the Company issued 95,439 shares of restricted common stock. All of the securities issued in the debt restructuring were issued to existing security holders of the Company, in reliance upon exemptions from registration, pursuant to Section 3(a)(9) and 4(2) of the Securities Act and Rule 5.06 promulgated thereunder. All debt holders were "Accredited Investors" as defined in Regulation D.

On December 11, 1997, the Company issued 25,714 restricted common shares and two warrants to purchase an aggregate of 37,714 common shares at $5.75 per share to one purchaser pursuant to Section 4(2) of the Securities Act. The warrants were exercisable one year from the date of issuance and expire on December 31, 1999. The common shares and warrants were issued in exchange for current obligations of approximately $116,000, and for claims against future collections on notes held by the Company, as well as to acquire a 12% distributed net profits interest in a potential cogeneration facility.

Between October 1, and December 31, 1997, the Company granted warrants to four consultants to purchase 105,000 common shares, at exercise prices between $1.31 and $1.38 per share. Investment representations were obtained and the warrants were issued pursuant to Section 4(2) of the Securities Act and Regulation D. The warrants are exercisable one year from the date of grant and expire in November, 2002.

On December 31, 1997, the Company issued warrants to purchase 152,500 common shares to accredited investors, pursuant to Regulation D. These warrants were issued to certain debt holders in accordance with their agreements and contain an exercise price of $1.20. The warrants are exercisable one year from the date of grant and expire on December 31, 2002. The warrants were to existing security holders of the Company in reliance upon exemptions from registration pursuant to
Section 3(a)(9) and 4(2) of the Securities Act and Rule 5.06 promulgated thereunder.

On January 14, 1998, the Company granted incentive stock options, pursuant to its 1996 Omnibus Stock Plan, exercisable for a total of 225,000 shares of common stock at $0.843 per share to employees of the Company. The options were granted in reliance upon the exemptions from registration pursuant to Section 4(2) of the Securities Act and reliance on Regulation D, investment representations were obtained. The options are exercisable upon an effective registration statement under the Securities Act of 1933 or one year from the date of issuance. The options expire on January 14, 2003.

On March 6, 1998, the Company, for net proceeds of $1,980,000, issued 2,200 shares of Series 98A 6% Convertible Preferred Stock pursuant to the provisions of Regulation D to two accredited investors. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. The dividend is only payable in common stock of the Company. The Company also issued warrants to purchase a total of 90,000 common shares at $1.27 per share to these investors. The Series 98A Preferred Stock is convertible, at the earlier of the date the underlying common shares are included in a registration statement which has been declared effective by the SEC, or sixty days from the closing date, March 6, 1998. Each Series 98A share is convertible into the number of shares of common stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of the Series 98A Preferred Stock. The conversion price is determined based on the date the conversion notice is received and is equal to the lesser of (a) the average closing bid price of the Common Stock over the five day trading period prior to the closing date or (b) 75% of the average of the closing bid price of the common stock on the five trading days ending on the date preceding the conversion notice. No sale can occur absent an effective registration statement for the underlying stock. The warrants were exercisable 10 days after issuance and expire on March 6, 2003. The 98A Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation value plus accrued and unpaid dividends. The 98A Preferred Shares will automatically convert into common stock two years from the closing date. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Company, certain of which appear elsewhere in this Reports together with the reports of the Company's Independent Auditors, whose reports include an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.


                                                   Years ended December 31,
---------------------------------------------------------------------------------------------------------
                                   1993           1994           1995           1996           1997
                                   ----           ----           ----           ----           ----
Statement of Operations Data:

Revenue                        $ 809,910      $ 552,503      $ 900,306(1)    $4,244,268    $ 5,322,724

Net loss                      (6,116,388)    (5,844,121)    (6,824,940)(1)   (4,259,365)    (5,708,302)

Imputed Dividends                     --             --             --               --       (770,226)

Net Loss Applicable
  to Common Stock             (6,116,388)    (5,844,121)    (6,824,940)      (4,259,365)    (6,478,528)

Net Loss Per Common Share -
  Basic                            (3.02)         (3.02)         (2.46)(1)        (0.80)         (0.88)

Weighted Average
Shares Outstanding             1,691,675      1,933,032      2,744,084        5,357,010      7,324,953

Balance Sheet Data:

Current Assets               $ 1,331,381      $ 717,406      $ 944,910      $ 2,295,167    $ 1,648,745

Working Capital
Deficiency                      (917,979)    (3,348,255)    (2,369,079)      (4,015,187)    (4,284,559)

Total Assets                   9,240,338      8,198,362      6,592,086        6,628,678      5,590,445

Long-Term Debt
 (Excluding Current
   Portion)                    4,637,997      3,575,835      4,631,250          123,750        114,250

Stockholders'
  Equity (Deficiency)          2,350,981        556,866     (1,629,578)         194,574       (457,109)
---------------------------------------------------------------------------------------------------------

Note: No dividends have been declared since inception.

(1) The Company acquired AMS effective October 30, 1995. AMS recorded revenue of $867,000 and income from operations of $238,000 for the period October
     31, 1995, through December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Annual Report on Form 10-K contains statements relative to: (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management, and (vi) the need for and availability of additional financing; which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's SEC reports including this Form 10-K, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business. Therefore, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. The Company undertakes no obligation to publicly update or revise any forward-looking statements, to reflect new information, events or circumstances, or reflect the occurrence or non-occurrence of unanticipated events after the date hereof.

Results of Operations

Year ended December 31, 1997, compared to Year ended December 31, 1996.

Sales and Cost of Sales. Sales and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method. Net sales for 1997 increased 34% over 1996. The Company attributes the increase in sales to a change in marketing strategy. AMS is currently focusing its marketing efforts on the western region of the U.S. with a heightened emphasis on the High-Tech industry. In 1997, sales to the High-Tech industry increased 225% over the prior year and sales to the automotive and medical industries declined 19% and 31% respectively, primarily as a result of the change in marketing strategy. Consequently, AMS is continuing its current marketing strategy and is anticipating another strong year in 1998. Cost of sales as a percentage of sales declined 13%, compared to the prior year, as the 1996 cost of sales amount contained the results of a job overrun. Management believes that the current year results are more indicative of future operations at AMS.

Other Income. Other income for 1997 decreased 86% from 1996. The decrease is related to the forgiveness of certain royalty obligations by a related party totaling $142,000 and the reversal of estimated tax expenses related to the acquisition of AMS, totaling approximately $110,000 in the prior year.

Loss on Investment in TEK-KOL. The Company's TEK-KOL loss for the year increased 102% over 1996. This increase is primarily the result of TEK-KOL's efforts to increase the economic value of CDL and thereby improve the entire economics of an LFC plant. In addition to the CDL enhancement program costs, TEK-KOL received certain non-recurring payments of approximately $350,000 under an agreement with MHI during the prior year.

Engineering Research and Consulting Expenses. The Company's engineering research and consulting expenses for 1997 increased 91% over 1996. The increase relates to the Company's heightened efforts to develop the OCET process.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased 71% over 1996 after adjusting for a 1996 non-recurring non-cash charge of $158,000, related to employee warrant exercises with non-recourse notes. AMS's addition of sales personnel and its increased marketing efforts account for approximately 50% of the overall increase. The remaining portion of the 1997 increase is related to the Company's expanded usage of public relations and financial consultants, as well as a one-time charge of approximately $155,000 related to the write-off of certain contingent notes receivable.

Legal and Accounting Expenses. The Company's legal and accounting expenses for the year ended December 31, 1997, decreased 14% from 1996, after adjusting for non-recurring non-cash charges of $316,000, related to employee warrant exercises with non-recourse notes. The remaining decrease is due to cost reduction activities in these areas.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased 17% over 1996. The increase is due primarily to purchases and construction of additional equipment at the Company's OCET laboratory.

Interest Expense. Interest expense increased 8% ($43,000) over 1996, after adjusting for a one-time non-recurring imputed interest charge of $176,000. The imputed interest charge is related to the issuance of 12% convertible debentures, with a non-detachable beneficial conversion feature on the date of issuance. The increase is due primarily to increased borrowing on the line of credit as compared to the prior year.

Year ended December 31, 1996, compared to Year ended December 31, 1995.

The Company acquired AMS effective October 30, 1995. The acquisition of AMS has been accounted for as a purchase and, accordingly, the operating results of AMS have been included in the Company's consolidated financial statements. AMS recorded revenue and income from operations of $3,939,000 and $498,000, respectively, during the twelve months ended December 31, 1996. AMS recorded revenue and income from operations of $867,000 and $238,000, respectively, for the period subsequent to October 30, 1995. As the Company's 1995 financial statements only include two months of operations, management does not believe a comparison to 1996 operations would be meaningful. As such the following discussions do not include the effect of AMS's operations unless otherwise stated. (Refer to Note 6 of the consolidated financial statements).

Sales and Cost of Sales. Cost of Sales as a percentage of sales for AMS increased in from 73% in 1995 to 87% in 1996 as a result of a one time job overrun in 1996.

Other Income. Other income in 1996 increased 808% over 1995. The increase is primarily related to the forgiveness of certain royalty obligations by a related party totaling $142,000 and the reversal of estimated tax expenses related to the acquisition of AMS, totaling approximately $110,000 in 1996.

Loss on Investment in TEK-KOL. TEK-KOL's activities increased significantly in 1996; therefore, the Company's share of the partnership's 1996 loss increased 61% over 1995.

Research and Development Expenses. Engineering, research and development expenses in 1996 decreased 58% from 1995. Management curtailed certain engineering activities and TEK-KOL assumed those responsibilities as well as all LFC Process marketing activities which contributed to the decrease. Current year expenses relate primarily to design of the OCET Process.

Selling, General and Administrative Expenses. General and administrative expenses in 1996 decreased 3% from 1995. The 1996 expenses include non-recurring charges of $158,000 related to employee warrant exercises with non-recourse notes. In 1995, the Company allocated general and administrative expense of $651,000 to engineering, research and development expense based on "LFC" employee hours worked. No such allocation was made in 1996. After adjusting for non-recurring charges and expense allocation differences, general and administrative expense decreased 14% from 1995.

Legal and Accounting Expenses. Legal and accounting expenses in 1996 increased 56% over 1995. The 1996 expenses include non-recurring charges of $316,000 related to employee warrant exercises with non-recourse notes. After adjusting for the non-recurring charges, legal and accounting expense increased 2%.

Depreciation and Amortization Expenses. Depreciation and amortization expenses in 1996 decreased 71% from 1995. Certain LFC process-related assets were written off in 1995 following management's evaluation of their estimated net carrying value. Accordingly, depreciation expenses decreased due to the overall decline in LFC related assets.

Interest Expense. Interest expense of $522,470 is directly related to the amount of debt outstanding during the period, the stated interest rate and note discounts amortized. Interest expense decreased 53% in 1996 as all note discounts had been fully amortized as of December 31, 1995, all as discussed in
Note 5 of the notes to the consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 1997, the Company had assets totaling $5.2 million, including unrestricted cash of $429,232, and a working capital deficiency of $4.3 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of December 31, 1997. The Company had short-term liquidity deficiencies at December 31, 1997, and 1996, of $4.3 million and $4.0 million, respectively. Current notes payable and associated accrued interest of $4.5 million contribute to the Company's short-term deficiency at December 31, 1997. Short-term liquidity requirements are expected to be satisfied from existing cash balances; proceeds from the sale of equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which will be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at December 31, 1997, and 1996. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. The Company believes the long-term liquidity deficiency will be satisfied through equity sales, increased positive cash flows from AMS's operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes results in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The Company's 1997 cash used in operating activities remained approximately the same as the previous year at $3.2 million. The use of funds from operating activities is primarily attributable to the Company's financing and administrative expenses and to OCET's research and development operations.

The Company's investing activities amounted to approximately $1.4 million for the year ended December 31, 1997. The funds were utilized in the acquisition and construction of equipment for the OCET laboratory and the funding of the TEK-KOL Partnership's operations. Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions. Management estimates that the Company will be required to contribute between $.75 million and $1.0 million in 1998, if agreements with existing or other corporate partners are not consummated. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. The Company does not have material for capital expenditures as of December 31, 1997.

The Company's financing activities raised approximately $4.3 million for the year ended December 31, 1997. These funds were raised primarily through the private placement of equity securities and borrowings on the line-of-credit. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

The Company had notes payable and associated accrued interest of approximately $4.8 million due September 30, 1997. In October 1997, the Company was able to extend, exchange or convert approximately $4.8 million of existing debt for new securities of the Company including common stock, warrants and revised, amended or new convertible debt securities. The Company also paid approximately $400,000 on existing notes and interest.

As noted previously, significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance such funding will be available or if received will be adequate.

Impact of Inflation

The results of the Company's operations for periods discussed have not been significantly affected by inflation. Further, although AMS often sells products on a fixed quote basis, the average time between the receipt of an order and delivery is generally under nine months. Therefore, AMS generally is not adversely affected by increases in the cost of raw materials and components. This could change in situations in which AMS is working against a substantial backlog and may not be able to pass on higher costs to customers. In addition, interest on the Company's line-of-credit is tied to the prime rate and therefore may increase with inflation.

Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has assessed the impact on its computer systems of the Year 2000 issue. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income;" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. All per share amounts for all periods presented must be restated to conform to SFAS No. 128 requirements. The Company has adopted SFAS No. 128 as of December 31, 1997, however, no restatement of the previously determined per share amounts is required as the effects of the outstanding convertible securities, warrants and options would be anti-dilutive.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company is evaluating the Statement's provisions to determine the additional disclosures required in its financial statements, if any. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS


Index to Consolidated Financial Statements


Reports of Independent Auditors...........................................22-23

Consolidated Balance Sheets - December 31, 1997, and 1996.................24-25

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996, and 1995..........................................26

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996, and 1995..............................27

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995..........................................28

Notes to Consolidated Financial Statements................................29-47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SGI International


We have audited the accompanying consolidated balance sheet of SGI International and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGI International and subsidiaries at December 31, 1997, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's principal assets are related to the LFC (Liquid From Coal) Process. The recovery of these assets is dependent upon future events, including the Company's ability to attract sufficient additional equity and/or financing needed to fund its portion of the TEK-KOL Partnership that is responsible for completion and commercialization of the LFC Process. These factors and the Company's working capital deficiency and recurring losses from operations, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The accompanying 1997 consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



J. H. COHN LLP


San Diego, California
March 27, 1998

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
SGI International

We have audited the accompanying consolidated balance sheet of SGI International as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGI International at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 of the notes to consolidated financial statements, the Company's principal assets are related to the LFC (Liquids From Coal) Process. The recovery of these assets is dependent upon future events, including the Company's ability to attract sufficient additional equity and/or financing needed to fund its portion of the TEK-KOL Partnership, that is responsible for completion and commercialization of the LFC Process. These factors and the Company's working capital deficiency and recurring losses from operations at December 31, 1996, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERNST & YOUNG LLP


San Diego, California
March 20, 1997


                       SGI International and Subsidiaries
                          Consolidated Balance Sheets

                                                                               December 31,
                                                                      --------------------------
                                      Assets                               1997         1996
                                                                      --------------------------
Current assets:
  Cash                                                                $  429,232     $ 740,018
  Restricted time deposit                                                402,500       402,500
  Receivable from TEK-KOL Partnership                                     26,066        24,431
  Trade accounts receivable, less allowance for doubtful accounts
   of $84,460 and $7,796                                                 346,763       888,254
  Costs and estimated earnings in excess of billings on contracts        146,364       113,130
  Inventories                                                             64,843        68,289
  Prepaid expenses and other current assets                              232,977        58,545
                                                                      --------------------------
Total current assets                                                   1,648,745     2,295,167
                                                                      --------------------------


LFC Process related assets:
  Notes receivable, net                                                  150,000       304,903
  Royalty rights, net                                                  1,571,250     1,885,500
  LFC cogeneration project, net                                          421,137       526,421
  Investment in TEK-KOL Partnership                                      481,685       464,163
  Australia LFC project, net                                             115,836       144,795
  Other technological assets, net                                         29,598        27,742
                                                                      --------------------------
                                                                       2,769,506     3,353,524

Property and equipment, net of accumulated depreciation and
  amortization of $589,789 and $345,995                                  788,740       548,601
Goodwill, net of accumulated amortization of $96,790 and $48,858         383,454       431,386
                                                                      --------------------------
                                                                      $5,590,445    $6,628,678
                                                                      ==========================
See notes to consolidated financial statements.

                       SGI International and Subsidiaries
                          Consolidated Balance Sheets

                                                                                       December 31,
                                                                             ----------------------------
                                                                                  1997             1996
                                                                             ----------------------------

               Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Accounts payable                                                            $  287,458       $ 444,436
  Borrowings on line-of-credit                                                   400,000         300,000
  Billings in excess of costs and estimated earnings on contracts                193,792         387,892
  Current maturities of long-term notes payable                                3,061,875       4,216,500
  12% convertible debentures                                                     976,573               -
  Accrued salaries, benefits and related taxes                                   240,368         124,942
  Payable to TEK-KOL Partnership                                                 100,000          83,252
  Interest payable                                                               483,930         529,183
  Other accrued expenses                                                         189,308         224,149
                                                                             ----------------------------
Total current liabilities                                                      5,933,304       6,310,354

Long-term notes payable, less current maturities                                 114,250         123,750

                                                                             ----------------------------
Total liabilities                                                              6,047,554       6,434,104
                                                                             ----------------------------

Commitments and Contingencies

Stockholders' equity (deficiency):
Convertible preferred stock, $.01 par value; 20,000,000 shares authorized,
   90,997 and 88,732 shares issued and outstanding                                   910             887
Common stock, no par value; 75,000,000 shares authorized,
   9,258,250 and 6,094,605 shares issued and outstanding                      39,927,760      36,118,231
  Paid-in capital                                                              8,511,878       6,494,585
  Accumulated deficit                                                        (48,897,657)    (42,419,129)
                                                                             ----------------------------
Total stockholders' equity (deficiency)                                         (457,109)        194,574
                                                                             ----------------------------
                                                                             $ 5,590,445     $ 6,628,678
                                                                             ============================

See notes to consolidated financial statements.


                       SGI International and Subsidiaries
                     Consolidated Statements of Operations

                                                                Years ended December 31,
                                                       --------------------------------------------
                                                            1997           1996           1995
                                                       --------------------------------------------
Revenues:
  Net sales                                            $ 5,279,589    $  3,938,854    $   866,676
  Other                                                     43,135         305,414         33,630
                                                       --------------------------------------------
                                                         5,322,724       4,244,268        900,306
Expenses:                                              --------------------------------------------
  Cost of sales                                          3,898,737       3,440,381        628,506
  Engineering, research and consulting                   1,267,195         664,887      1,599,826
  Loss on investment in TEK-KOL Partnership                932,477         462,613        288,000
  Selling, general and administrative                    2,952,489       1,880,655      1,377,172
  Legal and accounting                                     504,325         905,466        579,630
  Depreciation and amortization                            734,027         627,161      2,142,957
  Interest                                                 741,776         522,470      1,109,155
                                                       --------------------------------------------
                                                        11,031,026       8,503,633      7,725,246
                                                       --------------------------------------------
Net loss                                                (5,708,302)     (4,259,365)    (6,824,940)

Imputed preferred stock dividends for Series 97B 8%,
  97D 7%, and 97F 8% convertible preferred stock           770,226               -              -
                                                       --------------------------------------------

Net loss applicable to common stock                    $(6,478,528)    $(4,259,365)   $(6,824,940)
                                                       ============================================
Net loss per common share - Basic                      $      (.88)    $      (.80)   $     (2.46)
                                                       ============================================

Weighted average common shares outstanding               7,324,953       5,357,010      2,774,084
                                                       ============================================

See notes to consolidated financial statements.

                       SGI International and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                           Convertible
                                                                           preferred stock      Common stock
                                                                         ------------------    --------------
                                                                         Shares    Amount    Shares      Amount
                                                                         ---------------------------------------------
Balances at December 31, 1994                                             107,101 $ 1,071    2,104,447  $ 29,377,998
  Issuance of common stock for services and interest                            -       -      389,103       482,166
  Issuance of common stock at $.48 to $10 per share for cash net                -       -      963,035     1,023,956
  Exercise of warrants to purchase common stock for cash and notes              -       -      274,829       318,548
  Issuance of convertible preferred stock for cash, net                   125,002   1,250            -             -
  Conversion of preferred stock                                          (128,533) (1,286)     128,257     1,052,689
  Issuance of convertible preferred stock for notes payable and interest      156       2            -             -
  Issuance of convertible preferred stock to acquire AMS, Inc.                  3       -            -             -
  Net loss                                                                      -       -            -             -
                                                                           -------------------------------------------
Balances at December 31, 1995                                             103,729   1,037    3,859,671    32,255,357
  Issuance of common stock for notes payable, services and interest             -       -      587,278       750,799
  Issuance of common stock at $0.48 to $3.30 per share for cash, net            -       -    1,377,306     2,593,844
  Exercise of warrants to purchase common stock for
   cash and notes payable                                                       -       -      243,528       270,509
  Issuance of convertible preferred stock for notes payable and interest      105       1            -             -
  Conversion of preferred stock                                           (15,101)   (151)      26,822       247,722
  Repurchase of preferred stock                                                (1)      -            -             -
  Warrants granted for notes payable, accounts payable and interest             -       -            -             -
  Compensation expense for warrants exercised with notes receivable             -       -            -             -
  Collection of notes receivable                                                -       -            -             -
Net loss                                                                        -       -            -             -
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                              88,732     887    6,094,605    36,118,231
  Issuance of common stock for services and interest                            -       -      281,027       384,401
  Issuance of common stock at $1.88 to $4.52 per share for cash, net            -       -      578,042     1,146,081
  Exercise of warrants to purchase common stock for cash                        -       -      150,000       141,385
  Imputed interest on issuance of 12% convertible debenture                     -       -            -             -
  Issuance of convertible preferred stock for cash and notes payable        3,406      34            -             -
  Conversion of preferred stock                                            (1,141)    (11)   2,154,576     2,137,662
  Issuance of warrants to purchase common stock to non-employees                -       -            -             -
Net loss                                                                        -       -            -             -
Preferred Series 97B 8%, 97D 7%, and 97F 8% imputed dividends                   -       -            -             -
----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                                              90,997   $ 910    9,258,250  $ 39,927,760

======================================================================================================================


                                                                                                                 Total
                                                                         Paid-in      Accumulated      Notes     stockholders'
                                                                         capital      deficit        receivable  equity (deficiency)
                                                                      --------------------------------------------------------------
Balances at December 31, 1994                                             $ 2,512,621    $(31,334,824)      $     -     $ 556,866
  Issuance of common stock for services and interest                                -               -             -       482,166
  Issuance of common stock at $.48 to $10 per share for cash net                    -               -             -     1,023,956
  Exercise of warrants to purchase common stock for cash and notes                  -               -      (308,423)       10,125
  Issuance of convertible preferred stock for cash, net                     1,112,726               -             -     1,113,976
  Conversion of preferred stock                                            (1,051,403)              -             -             -
  Issuance of convertible preferred stock for notes payable and interest    1,678,492               -             -     1,678,494
  Issuance of convertible preferred stock to acquire AMS, Inc.                329,779               -             -       329,779
  Net loss                                                                          -      (6,824,940)            -    (6,824,940)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                                               4,582,215     (38,159,764)     (308,423)   (1,629,578)
  Issuance of common stock for notes payable, services and interest                 -               -             -       750,799
  Issuance of common stock at $0.48 to $3.30 per share for cash, net                -               -             -     2,593,844
  Exercise of warrants to purchase common stock for cash and notes payable          -               -             -       270,509
  Issuance of convertible preferred stock for notes payable and interest    1,583,396               -             -     1,583,397
  Conversion of preferred stock                                              (245,511)              -             -         2,060
  Repurchase of preferred stock                                               (41,223)              -             -       (41,223)
  Warrants granted for notes payable, accounts payable and interest           141,603               -             -       141,603
  Compensation expense for warrants exercised with notes receivable           474,105               -             -       474,105
  Collection of notes receivable                                                    -               -       308,423       308,423
Net loss                                                                            -      (4,259,365)            -    (4,259,365)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                               6,494,585     (42,419,129)            -       194,574
  Issuance of common stock for services and interest                                -               -             -       384,401
  Issuance of common stock at $1.88 to $4.52 per share for cash, net                -               -             -     1,146,081
  Exercise of warrants to purchase common stock for cash                            -               -             -       141,385
  Imputed interest on issuance of 12% convertible debenture                   175,922               -             -       175,922
  Issuance of convertible preferred stock for cash and notes payable        3,000,733               -             -     3,000,767
  Conversion of preferred stock                                            (2,137,651)              -             -             -
  Issuance of warrants to purchase common stock to non-employees              208,063               -             -       208,063
Net loss                                                                            -      (5,708,302)            -    (5,708,302)
------------------------------------------------------------------------------------------------------------------------------------
Preferred Series 97B 8%, 97D 7%, and 97F 8% imputed dividends                 770,226        (770,226)            -             -
Balances at December 31, 1997                                             $ 8,511,878   $ (48,897,657)          $ -    $ (457,109)
====================================================================================================================================

See notes to consolidated financial statements.


                       SGI International and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                    Years ended December 31,
                                                           ------------- ------------- ---------------
                                                               1997           1996          1995
                                                           ------------- ------------- ---------------
Operating activities:
Net loss                                                    (5,708,302)   (4,259,365)      (6,824,940)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                                  734,027       659,660        1,164,157
 Write-down and write-off of LFC related assets                154,903             -          978,800
 Write-off of receivables from officers and directors                -             -          396,961
 Amortization of note discounts                                      -             -          269,064
 Common stock and warrants issued for services
   and interest                                                279,251       211,650          603,160
 Imputed interest on 12% convertible debenture                 175,922             -                -
 Non-employee compensation expense on issuance
   of warrants                                                 208,063             -                -
 Compensation for warrants exercised with notes
   receivable                                                        -       474,105                -
 Equity in net loss of TEK-KOL Partnership                     932,477       462,613          288,000
 Forgiveness of royalty payable to officer/stockholder               -      (141,790)         (88,064)
 Changes in operating assets and liabilities:
   Receivable from TEK-KOL Partnership                          (1,635)       51,093          (29,701)
   Trade accounts receivable                                   508,257      (388,584)         (59,162)
   Inventories                                                   3,446             -              500
   Prepaid expenses and other current assets                   (87,193)      102,248            5,266
   Accounts payable                                           (156,978)     (239,147)         (65,664)
   Billings in excess of costs and estimated earnings
    on contracts                                              (194,100)      212,147           77,188
   Accrued salaries, benefits and related taxes                115,426      (154,161)          54,473
   Interest payable                                              5,231       113,095          247,044
   Other accrued expenses                                      (34,840)     (154,420)          20,849
                                                           ------------- ------------- ---------------
Net cash used in operating activities                       (3,066,045)   (3,050,856)      (2,962,069)
                                                           ------------- ------------- ---------------
Investing activities:
Cash acquired from AMS                                               -             -           21,184
Purchase time deposit                                                -      (402,500)               -
LFC process related assets:
  Collection of notes receivable and related interest, net           -     1,717,258          117,235
  Additions to other technological assets                      (10,129)       (1,302)         (33,183)
  Additions to process demonstration equipment                       -             -          (31,511)
  Investment in TEK-KOL Partnership                           (950,000)     (330,500)        (472,000)
Payable to TEK-KOL Partnership                                  16,749      (228,748)         412,000
Purchase of property and equipment                            (469,469)     (408,727)         (45,469)
Other assets                                                         -        12,876           63,274
                                                           ------------- ------------- ---------------
Net cash provided by (used in) investing
  activities                                                (1,412,849)      358,357           31,530
                                                           ------------- ------------- ---------------
Financing activities:
Borrowings on line-of-credit                                   100,000       300,000                -
Proceeds from issuance of notes payable                              -        50,000          830,362
Payment of notes payable                                      (210,125)     (125,250)        (525,025)
Proceeds from issuance of convertible preferred
  stock and warrants, net                                    2,990,767             -        1,113,976
Redemption of preferred stock                                        -       (41,223)               -
Proceeds from issuance of common stock                       1,287,466     3,174,836        1,034,081
                                                           ------------- ------------- ---------------
Net cash provided by financing activities                    4,168,108     3,358,363        2,453,394
                                                           ------------- ------------- ---------------
Net increase (decrease) in cash                               (310,786)      665,864         (477,145)

Cash at beginning of the year                                  740,018        74,154          551,299
                                                           ============= ============= ===============
Cash at the end of the year                                  $ 429,232     $ 740,018        $  74,154
                                                           ============= ============= ===============

Supplemental disclosure of cash flow information:
Cash paid for interest                                       $ 411,000     $ 195,000        $ 294,000
                                                           ============= ============= ===============
Supplemental disclosure of non-cash activities:

Series 97 convertible preferred stock issued
  for notes payable and interest                            $   13,000             -                -
                                                           ============= ============= ===============
Convertible debentures and common stock issued
  for notes payable and interest                            $  977,000             -                -
                                                           ============= ============= ===============
Common stock and warrants issued for current
  liabilities                                               $  116,000             -                -
                                                           ============= ============= ===============
Series 96 convertible preferred stock issued
for notes payable and interest                                       -     $1,583,000              -
                                                           ============= ============= ===============
Series 95 convertible preferred stock issued
to acquire AMS                                                       -              -         330,000
                                                           ============= ============= ===============
Series 95 convertible preferred stock issued
for notes payable                                                    -              -       1,557,500
                                                           ============= ============= ===============
Warrants exercised in exchange for notes
payable                                                              -        230,000         308,000
                                                           ============= ============= ===============
Common stock or warrants issued for notes
  payable, services and interest                               384,000        751,000         482,000
                                                           ============= ============= ===============
Conversion of preferred stock                              $ 2,138,000      $ 246,000     $ 1,053,000
                                                           ============= ============= ===============
See notes to consolidated financial statements.


                       SGI International and Subsidiaries
                   Notes to Consolidated Financial Statements


1. Business, Organization and Principles of Consolidation

SGI International (the "Company") was organized in 1985 as the successor to certain other businesses. Through 1994, the principal business of the Company was to license the Liquids From Coal ("LFC") Process technology as exclusive licensing agent for the TEK-KOL Partnership (TEK-KOL's formation is discussed in Note 4), to provide expert technical services to all LFC Process related activities and projects and to develop Clean Coal Refineries worldwide. During 1995, the Company commenced development of the OCET (Opti-Crude Enhancement Technology) Process which is designed to increase the amount of high quality fuels refined from residual oil, and the Company acquired a manufacturing business that fabricates and sells automated assembly equipment. Since inception, the Company has financed its research and development of the LFC and OCET processes by private placement of debt and equity securities and to a lesser extent through research and development contracts.

The Company has the following wholly-owned subsidiaries at December 31, 1997:
Assembly & Manufacturing Systems, Inc. ("AMS"); OCET Corporation ("OCET"); and U.S. Clean Coal Refineries, Inc. ("USCCR"). AMS designs, manufactures and installs automated assembly equipment, and was acquired in October 1995 (Note
6). OCET was organized in February 1995 to research and develop the Opti-Crude Enhancement Technology, a process for further refining residual oil bottoms. USCCR was organized in October 1994 to market clean coal refinery project development programs.

SGI Australia Pty. Ltd. ("SGIA") was organized in 1985 and became a wholly-owned subsidiary in 1993. SGIA was established to commercialize the LFC Process technology in Australia and New Zealand. During 1997, the Company dissolved SGIA as it was determined that a special purpose subsidiary was no longer required to effectively market the LFC Process in Australia.

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

Success in commercialization of the LFC Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of said arrangements will be profitable to TEK-KOL or the Company. If the Company and TEK-KOL are unsuccessful in their attempts to license the LFC Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to LFC Process.

The Company had negative working capital of $4.3 million and an accumulated deficit of $48.9 million at December 31, 1997. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2. Significant Accounting Policies (continued)

The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiation to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that their efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventories. Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out method of determining cost.

Accounting for Long-Lived Assets. Effective January 1, 1996, the Company adopted FASB Statement No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amounts of those assets. The LFC Process related assets and other long-lived assets are evaluated continually by management for evidence of impairment. In performing its evaluation, management considers such factors as competing technologies, current and future market potential for products generated from the LFC Process technology, viability of projects or assets and progress of related projects such as the Colstrip Project and the TEK-KOL Partnership. The Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. This analysis is based upon the successful development, construction and operation of a commercial LFC plant as discussed in the second paragraph of this Note. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down the LFC Process related assets to fair value.

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

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2. Significant Accounting Policies (continued)

Stock Based Compensation Awards. Management recommends and the Board of Directors authorizes warrant grants to employees and other individuals on a periodic basis. Warrant grants are not made pursuant to a qualified plan; therefore, all warrants issued have a non-qualified tax status.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock based compensation awards to employees. Under APB 25, if the exercise price of the Company's warrants equals or exceeds the fair value of the underlying stock on the grant date, no compensation expense is recorded. Stock based compensation awards issued to non-employees are accounted for in accordance with SFAS 123. See Note 7 for pro forma disclosures required by SFAS 123.

Common Shares Issued for Services. The values assigned to the restricted common shares issued for services are recorded at the estimated fair value of the services rendered or the value of the restricted common shares issued, which ever is more readily determinable.

Income Taxes. Income taxes are provided for in accordance with the provisions of SFAS No. 109. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and income tax purposes, as well as operating loss carryforwards.

Net Loss per Share. Net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. Shares issuable upon conversion of preferred stock, convertible debentures and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. All per share amounts for all periods presented must be restated to conform to SFAS No. 128 requirements. The Company has adopted SFAS No. 128 as of December 31, 1997, however, no restatement of the previously determined per share amounts is necessary as the effects of the outstanding convertible securities, warrants and options would be anti-dilutive.

Reclassification. Certain prior year amounts have been reclassified to conform to the fiscal 1997 presentation. These changes had no impact on previously reported results of operations, cash flows or stockholder's equity.


3. Composition of Certain Financial Statement Captions

Billings

As of December 31, 1997, billings on contracts in progress of $2,404,000 exceeded costs incurred and estimated earnings on contracts of $2,357,000 by $47,000. As of December 31, 1996, billings on contracts in progress of

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


3. Composition of Certain Financial Statement Captions (continued)

$5,366,000 exceeded costs incurred and estimated earnings on contracts of $5,091,000 by $275,000. The amounts are included in the accompanying consolidated balance sheets under the following captions:


                                                       December 31,
                                            -----------------------------------
                                                  1997            1996
                                            -----------------------------------
Costs and estimated earnings in excess
  of billings on contracts                     $ 146,364        $ 113,130
Billings in excess of costs and estimated
  earnings on contracts                         (193,792)        (387,892)
                                            ===================================
                                               $ (47,428)      $ (274,762)
                                            ===================================

Property and Equipment

                                                       December 31,
                                           ------------------------------------
                                                  1997            1996
                                           ------------------------------------
Office furniture and fixtures                  $ 109,000       $ 117,000
Laboratory equipment                             836,000         447,000
Machinery and equipment                          118,000          63,000
Computer equipment                               295,000         262,000
Leasehold improvements                            21,000           6,000
                                           ------------------------------------
                                               1,379,000         895,000
Less accumulated depreciation                   (590,000)       (346,000)
                                           ====================================
Net property and equipment                     $ 789,000       $ 549,000
                                           ====================================


4. LFC Process Related Assets

Notes receivable In June 1985, Montana One Partners ("MOP"), a California limited partnership, was formed to develop an LFC-CoGen Plant in Colstrip, Montana (the "Colstrip Project"). The Company was the sole general partner. Originally, the limited partners purchased a 5.93% preferred interest in MOP for $1,462,000; 84.07% was acquired by the Company and 10% by an affiliate, AEM Corp.

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

By December 31, 1991, the Company had acquired the limited partners' 5.93% preferred interest and AEM's 10% interest in MOP in exchange for cash ($727,000), contingent notes payable ($1,124,500) and warrants to purchase 28,688 common shares at $10 per share. The notes payable to MOP former limited partners ("FLP") and AEM are payable only out of the Company's collections on the contingent notes received from Rosebud.

As of December 31, 1995, the Company had received principal payments of $375,000, interest payments of $739,000 and had written off notes receivable with a face value of $425,000.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4. LFC Process Related Assets (continued)

During August through October 1996, the Company entered into the following agreements with the certain FLPs and the Rosebud individuals. The Company offered to exchange a preferred share convertible into 3,000 restricted common shares and a warrant to purchase 3,000 restricted common shares at $5.75 per share for each FLP's contingent note payable. Approximately 76% of the FLPs accepted this offer, and the Company issued 35 Series 96B preferred shares convertible into 105,000 restricted common shares and warrants to purchase 105,000 restricted common shares at $5.75 per share. The Rosebud individuals paid the Company $1,525,000 in exchange for the notes held by the Company from the 1988 Colstrip Project sale and the related accrued interest. The Company combined these transactions for reporting purposes and recorded $788,000 as the valuation of the securities issued to the FLPs.

On December 11, 1997, the Company finalized an agreement with AEM, whereby the Company issued 25,714 shares of restricted common stock and two warrants to acquire an aggregate of 37,714 of common shares at $5.75 per share, in exchange for current obligations to AEM of approximately $116,000. In addition, the Company acquired all of AEM's interest in future collections on the contingent notes receivable, as well as a 12% distributed net profits interest in a potential LFC cogeneration facility.

The remaining balances of notes receivable and related accounts represent amounts due from the 1988 sale of certain other projects and contingent amounts payable to the remaining FLPs. During 1997 the Company wrote-off as uncollectible, notes receivable of $150,000 and $170,000 of related interest. The components of the net carrying value of the notes receivable on the accompanying consolidated balance sheets are as follows:

                                                          December 31,
                                            -----------------------------------
                                                   1997               1996
                                            -----------------------------------
8% notes receivable                             $ 150,000          $ 300,000
Interest receivable                               166,265            288,203
                                            -----------------------------------
                                                  316,265            588,203
                                            -----------------------------------

Deferred gain and interest income                (141,631)           202,193)
8% notes contingently payable to
   FLP's and AEM                                  (24,634)           (81,107)
                                            -----------------------------------
Net carrying value                              $ 150,000          $ 304,903
                                            ===================================

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

Royalty rights aggregating $3,142,500 were recorded in 1992 based upon the value of the underlying common shares. Royalty expense will be recognized as would have been required under the transfer agreement or evenly over 10 years, whichever is greater. Amortization expense of $314,250 was recorded during 1997, 1996, and 1995, and accumulated amortization totals $1,571,250 and $1,257,000 at December 31, 1997, and 1996, respectively.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4. LFC Process Related Assets (continued)

LFC Cogeneration Project. The Company has substantially completed the design and engineering of an LFC facility for use in conjunction with an electric cogeneration plant. Amounts capitalized at December 31, 1997, relate primarily to plans and drawings for the design of such a facility. Amortization expense of $105,000 was recorded during 1997, 1996, and 1995, and accumulated amortization totaled $631,000 and $526,000 at December 31, 1997, and 1996, respectively.

Pursuant to the Colstrip Sale Agreements, the Company granted Rosebud a non-exclusive license for LFC Process cogeneration plants with an aggregate capacity of 350 megawatts which provides for the Company to receive royalties of up to $1,000,000 from future plant financings and operations.

Investment in TEK-KOL Partnership. The Company entered into a Technology Purchase Agreement (the "Agreement") with Shell Mining Company ("SMC") on September 28, 1989. Under the Agreement, SMC acquired a one-half interest in the LFC Process technology, related stand-alone assets and patents in exchange for $650,000 in cash, a $550,000 note, and forgiveness of $350,000 of current debt. SMC also agreed to pay additional consideration totaling $1,000,000 when the first LFC plant became operational or $40,000 per month, up to an aggregate of $1,000,000 beginning July 1992. Because of the time period involved over which the proceeds were collected, the Company recognized the revenue as the consideration was received.

The Company and SMC formed TEK-KOL on September 30, 1989, and each partner contributed its respective one-half interest in the LFC Process, related LFC stand-alone assets and patents to the partnership. TEK-KOL was formed to own and license the LFC Process technology. As a result of the Agreement and subsequent partnership formation, the Company recorded the book value of its one-half interest in the assets contributed, $412,000, as its investment in TEK-KOL. The Company accounts for its investment in TEK-KOL using the equity method. TEK-KOL became operational in 1995 and the Company has recorded $932,000, $463,000 and $288,000 as its share of TEK-KOL's 1997, 1996 and 1995 net losses, respectively.

Capital contributions to TEK-KOL are expected to be required from time to time. The partnership agreement requires the Company to contribute one-half of any required capital contributions which is mutually determined by the partners. The Company recorded a liability to TEK-KOL of $412,000 at December 31, 1995, for the unpaid portion of the required contributions. The partners verbally agreed that the Company was not in default of the partnership agreement provision regarding payment of required capital contributions. The Company paid all required capital contributions to TEK-KOL through December 31, 1997.

The partnership agreement originally designated the Company as licensing contractor. To date, the Company has not been reimbursed for past licensing related expenditures. The partnership agreement was amended effective May 1, 1995, so that the Company now receives 75% of all royalties, fees, and other monies paid to TEK-KOL by third parties, until such time that the Company has received $2.0 million. After the Company receives $2.0 million, all royalties, fees, and other monies paid to TEK-KOL will be shared evenly. Ongoing licensing activities by the Company will be compensated as determined by TEK-KOL. The Company will record licensing revenues as these monies are received.

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

                    SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4. LFC Process Related Assets (continued)

Australia LFC Project The Company has capitalized certain costs associated with preliminary site reviews and engineering studies relative to Australian coals as part of an effort to market the LFC Process technology. The Company owns the right to license the LFC Process technology in Australia and New Zealand. The capitalized costs are being amortized over a ten year estimated life and amortization expense of $29,000 was recorded during 1997, 1996, and 1995. Accumulated amortization at December 31, 1997 and 1996 is $174,000 and $145,000, respectively.


5. Line-of-Credit and Notes Payable

The Company established a $400,000 line-of-credit with a financial institution during 1996. The line-of-credit is secured by a $402,500 certificate of deposit maturing May 1998, and borrowings on the line-of-credit bear interest at 2% over the certificate of deposit interest rate. Borrowings on the line-of-credit were $400,000 at December 31, 1997.

Notes payable consist of the following:

                                                                           December 31,
                                                             -----------------------------------
                                                                       1997          1996
                                                             -----------------------------------
12% notes, due through September 2000, unsecured                    $ 26,125       $ 33,250
10-12% notes, due on September 30, 1998, unsecured                 3,050,000      4,207,000
12% convertible debentures due on September 30, 1998, unsecured      976,573             --
Non-interest bearing convertible debenture, due no earlier
  than 1999, unsecured                                               100,000        100,000
                                                             -----------------------------------
                                                                   4,152,698      4,340,250
Less current portion                                               4,038,448      4,216,500
                                                             ===================================
Long-term portion                                                  $ 114,250     $  123,750
                                                             ===================================

During 1986 and 1987, the Company sold securities to qualified investors through private placement offerings which included 12% notes payable. Principal payments of $2,375 and 12% interest payments are due quarterly through maturity in September 2000. The 12% notes payable also include contingent interest ranging from 6% to 24%. The contingent interest begins accruing quarterly upon completion of construction, start-up and testing of a commercial LFC Plant. No commercial LFC Plants have been built and no interest expense related to this contingency has been recorded to date. The notes are convertible into restricted common stock at the rate of .075 shares per $1 of outstanding principal. Prepayment of the principal results in the payment of an amount which would cause the annual return from the original note date to become 18% to 24%, compounded annually. An additional payment equal to 25% of the outstanding principal is also required upon prepayment. The balance outstanding under these notes totaled $26,125 at December 31, 1997.

Early in 1995, the Company sold Investment Units ("Units") through private placement offerings to qualified investors for $10,100 per unit. Such Units include a $10,000 note payable, bearing interest at rates of 10% to 12% per annum and one convertible preferred share. The notes payable generally have twelve to thirty-six month terms and interest is payable quarterly. The preferred shares are convertible into common stock as described in Note 7. The proceeds from the Units were allocated to the notes payable and preferred shares based on their relative fair values which resulted in recording discounts to the notes payable. Note discounts of $269,000 were amortized to interest expense during 1995.

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

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5. Line-of-Credit and Notes Payable (continued)

As of December 31, 1995, the original maturity dates for notes payable with a carrying value of $4,034,000 were extended and notes payable with a carrying value of $1,557,500 were converted into 155.75 Series 95R preferred shares with a $10,000 per share liquidation preference. On November 1, 1997, 135.25 of the preferred shares were convertible into 1,806,875 common shares and 20.5 preferred shares were convertible into common shares based on the fair market value of the common stock on the date of conversion. At December 31, 1997, 81.75 preferred shares were converted into approximately 1,093,000 common shares and an additional 1,006,000 common shares have been reserved for issuance. Certain of the converting noteholders were granted warrants to purchase 39,250 shares of common stock at $1.25 per share pursuant to terms of the restructuring.

In 1995, accrued interest of $121,000 was satisfied through the issuance of the Series 95R preferred shares, accrued interest of $99,000 was satisfied through the issuance of 88,838 restricted common shares, and accrued interest through December 31, 1995, of $276,000 became due September 30, 1997. The Company also prepaid interest through September 30,1996, of $94,000 on certain notes through the issuance of 84,177 restricted commons shares.

During 1996, the original maturity dates for notes payable with a carrying value of $165,000 were extended and notes payable with a carrying value of $725,000 were converted into 2.5 Series 95R preferred shares and 70 Series 96A preferred shares, all with a $10,000 per share liquidation preference. The Series 95R preferred shares are convertible into 33,750 common shares on November 1, 1997, and the Series 96A preferred shares are convertible into 945,000 common shares on May 1, 1998.

In 1996, accrued interest of $89,000 was satisfied through the issuance of the Series 95R and 96A preferred shares, the Company prepaid interest through September 30, 1997, of $62,200 on certain notes through the issuance of 14,288 restricted common shares, and accrued interest through December 31, 1996, of $529,000 became due September 30, 1997.

In 1996, the Company granted the owner of a domestic research company a warrant to purchase 100,000 restricted common shares at $1.72 per share in exchange for a note payable previously issued by the Company, accrued interest and accounts payable totaling $141,600.

The Company received $304,000 and $50,000 from an entity controlled by a Director in 1995 and 1996, respectively, in exchange for 10% notes payable due on December 31, 1996. In March 1996, the Company issued 283,200 restricted common shares in satisfaction of the aggregate principal and accrued interest of $375,000.

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

The Company received $100,000 from a foreign corporation in 1995 in exchange for a non-interest bearing debenture with a $100,000 face value. The debenture is due one year from the occurrence of certain future events, none of which occurred to date. Accordingly, the debenture is classified as long-term debt in the accompanying consolidated balance sheet. The debenture is convertible based on future events, and would have converted into 24,807 common shares at December 31, 1996, had those events occurred.

On July 15, 1997, the Company converted one $10,000 note payable and associated accrued interest of $2,748 into one share of Series 97C convertible preferred stock. The convertible preferred share is fully paid and non-assessable, has no voting rights, has a preference in liquidation of $10,000 and is convertible into 13,500 shares of common stock on or after August 30, 1998, without further payment.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5. Line-of-Credit and Notes Payable (continued)

In October 1997, the Company was able to extend, exchange or convert approximately $4.8 million in existing debt for new securities of the Company including common stock, warrants and revised, amended or new convertible debt securities and also paid approximately $400,000 in existing debt. The Company retired approximately $250,000 in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 31, 1997, in exchange for $250,000 of 12% convertible debentures due September 30, 1998, with a conversion price of $1.20. The Company obtained an extension to September 30, 1998, of approximately $3,428,000 of debt, and in connection therewith, agreed to grant warrants to purchase an aggregate of 152,500 shares of common stock at an exercise price of $1.20 per share for each quarterly period the debt remains unpaid. The warrants expire one year from the date of issuance. The Company retired an additional $727,000 of existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 31, 1997, in exchange for $727,000 of convertible debentures due September 30, 1998, with a conversion price of $1.20. In connection therewith, and in part as consideration for all interest due through the maturity of the extended notes, the Company issued 95,439 shares of restricted common stock. The 12% convertible debentures are convertible into approximately 814,000 shares of restricted common stock. No note payments were made prior to December 31, 1997, and the Company issued warrants to purchase 152,500 common shares, as previously discussed, to noteholders. Imputed interest expense of $175,922 was recorded in connection with the issuance of the 12% convertible debentures.


Scheduled principal payments of notes payable are as follows:

                           Years ended December 31,
                 -------------------------------------------
                          1998      $ 4,038,448
                          1999          109,500
                          2000            4,750
                                   =================
                    Total payments  $ 4,152,698
                                   =================


6. Acquisition of AMS and Information on Industry Segments

Acquisition

On October 30, 1995, the Company acquired AMS, a designer and manufacturer of automated assembly equipment. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly AMS's results are included in the consolidated financial statements since the date of acquisition. The aggregate consideration of approximately $1,395,000 included approximately $1,047,000 of certain liabilities assumed, $18,000 of acquisition costs and three Series 95 convertible preferred shares valued at $330,000 in exchange for 100% of the outstanding common stock of AMS. The excess of the purchase price over the fair value of the assets acquired ("Goodwill") approximated $479,000.

Pro forma results of the Company's operations, assuming the acquisition had occurred as of January 1, 1994, are presented below:


                                        1995            1994
                                   --------------- ----------------
Net revenue                          $ 4,865,000     $ 6,184,000
Net loss                               7,258,000       6,093,000
Net loss per share                          2.64            3.15

In management's opinion, the pro forma consolidated results of operations do not purport to be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal 1995 or at the beginning of fiscal 1994 or of future operations of the consolidated companies under the ownership and management of the Company.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6. Acquisition of AMS and Information on Industry Segments (continued)

Segment Information

The following table presents relevant information for AMS as a whole for the years ended December 31, 1997, 1996, and the period from October 31, 1995, to December 31, 1995:

                              1997             1996             1995
                         --------------- ---------------- -----------------
Sales                     $ 5,280,000      $ 3,939,000        $ 867,000
Income from operations      1,353,000          498,000          238,000
Total assets                1,403,000        1,527,000        1,297,000
Accum. Depreciation            82,000           34,000            1,000


AMS operates in three segments of the automated assembly systems industry:
High-Tech, medical and automotive. The sales for 1997 and 1996 are presented below, 1995 information is not provided as management believes that two months of operations would not be meaningful.

                              1997             1996
                         ---------------  ----------------
High-Tech                 $ 2,967,000        $ 943,000
Medical                       717,000        1,028,000
Automotive                  1,596,000        1,968,000
                         ---------------  ----------------
Total Sales               $ 5,280,000      $ 3,939,000
                         ===============  ================

Sales revenue was derived primarily from contracts to manufacture assembly equipment with three, four and two customers in 1997, 1996 and 1995, respectively. Revenue from sales of automated assembly equipment accounted for 99%, 93% and 96% of the Company's revenues in 1997, 1996 and 1995, respectively. In each of the past three years, no single customer has accounted for more than 10% of sales on a consistent basis. AMS does not have long-term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future.


7. Stockholders' Equity (Deficiency)

Convertible Preferred Stock A summary of the issued and outstanding convertible preferred stock at December 31, 1997, is as follows:

                                                                       Common shares
                               Shares issued        Preference in         issuable
                              and outstanding        liquidation        on conversion
                            ------------------- ------------------- ----------------------
Series P-90 Preferred Stock        400                 $  40,000           100,000
Series PS90 Preferred Stock          8                     2,000             1,000
Series 90 Preferred Stock            6                       640               560
Series 91 Preferred Stock       87,655                   346,440             7,520
Series 92 Preferred Stock           18                     1,810               130
Series 93 Preferred Stock           74                     7,350             2,700
Series 94 Preferred Stock          250                    24,995            10,624
Series 95 Preferred Stock           75                   856,111         1,094,963
Series 96 Preferred Stock          105                 1,155,000         1,050,000
Series 97 Preferred Stock        2,406                 2,415,000         2,666,078
                            ================== =================== ======================
                                90,997                $4,849,346         4,933,575
                            ================== =================== ======================

During 1997, shareholders elected to convert 1,141 Preferred Shares into approximately 2,155,000 shares of common stock.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. Stockholders' Equity (Deficiency) (continued)

In April 1997, the Company executed a funding agreement with certain foreign accredited investors which provided for the sale of the Company's common stock in three tranches of $1,000,000 each, pursuant to Regulation S. On May 30, 1997, this agreement was modified and the Company issued 1,000 shares of $.01 par value 8% Convertible Preferred Series 97B stock and ten warrants to purchase 30,000 shares at $2.30 per share to four foreign accredited investors for an aggregate $1,000,000. The 97B Preferred Shares accrued dividends at a rate of 8% per annum and were cumulative. The dividend was only payable in common stock of the Company. The warrants were immediately exercisable and expire on May 30, 2002. As of December 31, 1997, all the preferred shares had been converted into 756,006 common shares of the Company. Imputed dividends aggregating $236,419 were recorded in connection with the issuance of the 97B Preferred shares. The imputed dividends have been included in the computation of net loss per share as disclosed in Note 1 to the consolidated financial statements.

On July 15, 1997, the Company converted one $10,000 note payable with accrued interest of $2,748 by issuing one share of Series 97C convertible preferred stock. The convertible preferred share has no voting rights, has a preference in liquidation of $10,000 and is convertible into 13,500 shares of common stock on or after August 30, 1998, without further payment.

On August 12, 1997, the Company issued 550 shares of $.01 par value, 7% Convertible Preferred Series 97D and six warrants with an exercise price of $2.44 per share, for net proceeds of approximately $505,000. These shares have a liquidation preference of $1,000 per share. The number of common shares to be issued upon conversion of the preferred shares will be determined by dividing the amount invested by the lesser of (a) the average closing bid price for the five trading days preceding the closing date or (b) the product of 77.5% multiplied by the average of the closing bid price for the five trading days preceding the conversion date. The six warrants are exercisable at the average closing bid price for the five trading days preceding the closing date. Three warrants representing 205,128 each of common stock each expire 60 days, 120 days and 180 days respectively, subsequent to the underlying common shares being included in an effective registration statement with the Securities and Exchange Commission ("SEC"), but no later than 545 days from closing date. Another three warrants representing 20,513 shares of common stock each expiring 60 days, 120 days and 180 days respectively, subsequent to the effective date of the registration with the SEC, but no later than 545 days from closing date. The warrants were exercisable August 22, 1997. The 97D Preferred Shares accrue dividends at a rate of 7% per annum and are cumulative. The dividend is only payable in common stock of the Company. Imputed dividends aggregating $144,654 were recorded in connection with the issuance of the 97D Preferred Shares. The imputed dividends have been included in the computation of net loss per share as disclosed in Note 1 to the consolidated financial statements.

On November 6, 1997, the Company issued 1,750 shares of $.01 par value, 8% Convertible Preferred Stock Series 97F to certain foreign investors, and five warrants, to five purchasers for $1,000 per share for an aggregate purchase price of $1,750,000. The number of shares of common stock underlying the 97F Preferred shares and warrants are subject to a Registration Rights Agreement which entitles the purchasers to demand registration upon written notice to the Company. The Company is required to register 200% of the number of shares that would be required if all of the 97F Preferred Shares were converted, assuming a conversion date 5 days prior to the filing of the registration statement with the SEC. The number of common shares to be issued upon conversion of the 97F Preferred Shares will be determined by dividing the amount invested by the lesser of: (a) the average closing bid price for the five trading days preceding the closing date or (b) the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the conversion date. The five warrants which are convertible into 70,000 shares of common stock, contain a conversion price equal to 110% of the average closing bid price for the five trading days preceding the closing date. The warrants all expire on November 6, 2002.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. Stockholders' Equity (Deficiency) (continued)

The 97F Preferred Shares accrue dividends at the rate of 8% per annum and are cumulative. The dividend is only payable in common stock of the Company. The 97F Preferred Shares have a liquidation preference of $1,000 per share and are convertible at the earlier of: (i) the date a registration statement including the underlying common shares is declared effective or (ii) sixty one days from the closing date (November 6, 1997). If the registration statement is not declared effective by the SEC by the 61st day following the date of the demand registration, the purchasers, at their option may either: (a) convert up to 50% of their investment in the 97F Preferred Shares, pursuant to Regulation S or (b) if the Company qualifies to register the Securities under Form S-3, require the Company to pay certain specified damages in cash. Furthermore, if the Company qualifies to file under Form S-2b and the registration statement is not declared effective by the SEC by the 121st day following the date of the demand registration the Purchasers, at their option may either: (a) convert all or part of their remaining investment in the 97F Preferred Shares, pursuant to Regulation S and/or (b) require the Company to pay certain specified damages in cash. The 97F Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation value plus accrued and unpaid dividends. The 97F Preferred Shares will automatically convert into common stock two years from the closing date.

In connection with the sale of the 97F Preferred Shares, the Company paid two unaffiliated placement agents, fees consisting of $70,000 in cash, 105 shares of 97F Preferred Shares having a value of $105,000, and warrants to purchase 35,000 shares of common stock as compensation for placement. The warrants contain a conversion price equal to 110% of the average closing bid price for the five trading days preceding November 6, 1997. The warrants all expire on November 6, 2002. In addition, the Company paid $8,750 in cash for legal and escrow fees incurred in connection with this transaction. The net proceeds to the Company of $1,671,250 will be used for working capital and the continuous research and development of the OCET and LFC processes. Imputed dividends aggregating $389,153 were recorded in connection with the issuance of the 97F Preferred Shares. The imputed dividends have been included in the computation of net loss per share as disclosed in Note 1 to the consolidated financial statements.

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

The Series 95 convertible preferred shares are non-voting, and were issued in connection with private placements, the note restructuring discussed in Note 5 and the AMS acquisition discussed in Note 6. In 1995, the Company raised $1,114,000, net of offering costs of $137,500, through the issuance of 125,000 Series 95 convertible preferred shares and the issuance of two Series 94 convertible preferred shares. The Series 95 preferred shares were convertible after forty-one days into common shares based on the common stock closing bid price on various dates in 1995. During 1996, 17,500 Series 95 preferred shares were converted into 21,875 common shares, and during 1995, 107,500 Series 95 preferred shares were converted into 126,421 common shares.

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

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. Stockholders' Equity (Deficiency) (continued)

The Series PS90 convertible preferred shares were issued in 1990 to employees of the Company and are convertible into restricted common shares upon payment of $1.375 per common share. The Series PS90 preferred shares are non-voting, have a preference in liquidation of $250 per share and provide a $20 cumulative dividend per share.

The Series P-90 convertible preferred shares were issued in 1990 to two Board members who were also Company officers, and are convertible into restricted common shares upon an additional payment of $1.375 per common share. The Series P-90 preferred shares are non-voting, provide an $8 cumulative dividend per share, and are callable after January 1, 1995, at $100 per share plus any unpaid cumulative dividends.

Dividends on all preferred shares are only payable when the Company has sufficient accumulated earnings. Cumulative dividends of $93,000 were in arrears under the Series 97, 91, PS90, 90 and P-90 preferred share agreements at December 31, 1997.

Common Stock

In January 1997, the Company issued one individual and one domestic corporation 11,250 and 26,500 common shares, respectively, as compensation for placement agent services.

The Company executed a stock purchase agreement with a foreign accredited investor on April 15, 1997, which provided for the sale of the Company's common stock in five weekly tranches aggregating $1,000,000. Pursuant to this agreement the Company issued 537,320 shares of common stock. The number of shares in each tranch was determined by dividing the amount invested by the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the investment.

During April 1997, the Company raised $29,735, net of discounts aggregating $24,329, through the issuance of 15,008 restricted common shares to one employee.

In May 1997, the Company issued 112,000 restricted common shares to a domestic entity for financial consulting services rendered, valued at $161,700.

On December 11, 1997, the Company issued 25,714 shares of restricted common shares and two warrants to acquire an aggregate of 37,714 of common shares at $5.75 per share to AEM as more fully disclosed in Note 4.

Throughout the year ended December 31, 1997, the Company issued 36,088 restricted common shares to seven domestic individuals pursuant to Regulation D for services rendered and recorded compensation expense of approximately $108,000.

During 1996, the Company raised $2,596,000 through the issuance of 1,377,306 restricted common shares. The Company issued 49,626 restricted common shares for services and recorded compensation expense of $65,000 in 1996. As discussed in
Note 5, the Company issued restricted common shares in exchange for notes payable, accrued interest, and future interest obligations.

During 1995, the Company raised $1,024,000, net of offering costs of $48,000, through the issuance of 963,035 restricted common shares. The Company issued 216,088 restricted common shares for services and recorded compensation expense of $289,000 in 1995. As discussed in Note 5, the Company also issued restricted common shares for accrued interest and future interest obligations.

Warrants and Options The following table summarizes disclosures required by SFAS 123 for warrant and option activity subsequent to December 31, 1994:
--------------------

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. Stockholders' Equity (Deficiency) (continued)

Common shares underlying outstanding warrants and options


                                          Underlying Common    Weighted-average
                                                Shares           exercise price
                                     ----------------------------------------------
Balance, January 1, 1995                        222,208              $15.72
Granted                                       1,768,816                1.83
Exercised                                      (274,829)               1.16
Expired                                         (16,925)              21.85
                                        ----------------
Balance, December 31, 1995                    1,699,270                1.91

Granted                                       1,310,100                3.75
Forfeited                                       (24,816)               1.50
Exercised                                      (473,528)               1.06
Expired                                          (3,450)              50.00
                                        ----------------
Balance, December 31, 1996                    2,507,576                2.97

Granted                                       2,050,610                1.85
Exercised                                      (150,000)               0.94
Expired                                          (6,411)              46.74
                                        ================
Balance, December 31, 1997                    4,401,775                2.18
                                        ================

As provided in related service agreements, the Company granted warrants to purchase 545,250 common shares to 39 employees during 1997 pursuant to Regulation D. The warrant exercise prices were not lower than the closing bid price on the grant dates. The warrants all expire on December 31, 2001, and are exercisable one year from the grant date. The exercise price for the warrants is $1.03 per share.

As provided in related agreements, the Company granted warrants to 9 consultants to purchase 187,223 common shares during 1997 pursuant to Regulation D in return for services valued at $208,063. In addition, the Company issued warrants to purchase 1,082,137 common shares in conjunction with the various financings throughout the year, as more fully disclosed in Note 5 and here in Note 7 of the consolidated financial statements.

The Company changed the exercise prices for 2,667,153 shares to exercise prices of $20.00 to $.875 per share from exercise prices of $1.375 to $.60 per share in 1995. The Company changed the exercise prices for 844,500 shares to an exercise price of $1.03 per share from exercise prices of $1.72 to $4.375 per share in 1997. The repricings changed the exercise price to the then current common stock closing bid price.

The weighted average grant date fair market value of warrants and options granted in 1997 and 1996 are $1.48 and $2.64 per share, respectively. All warrants and options granted , are not subject to repurchase by the Company. Approximately 1.9 million common shares underlying warrants and options have been registered with the SEC as of December 31, 1997.

The following table provides the weighted-average exercise price and the weighted-average remaining contractual life for outstanding warrants and options at December 31, 1997, grouped into three exercise price ranges.


               Warrants and Options Outstanding Warrants and Options Exercisable
----------------------------------------------- ---------------------------------------------
                     Number      Wt. Avg.     Wt. Avg.     Number       Wt. Avg.    Wt. Avg.
                  Outstanding   Remaining    Exercise    Exercisable   Remaining    Exercise
    Range         at 12/31/97  Life (Years)    Price     at 12/31/97  Life (Years)   Price
--------------- ------------- ------------- ----------- ------------- ------------ ------------

$.60 - $2.438       3,635,858       3.6       $ 1.32     1,845,185        3.2        $ .95
$3.55 - $10.00        736,977       5.5         5.54       637,040        5.6         5.67
$18.00 - $47.50        28,941       1.5        25.54        28,941        1.5        25.54


                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. Stockholders' Equity (Deficit) (continued)

Pro Forma Information As of December 31, 1997, the Company has outstanding warrants and options as described above. The Company has elected to follow APB 25 and related interpretations in accounting for the warrants and options. Under APB 25, because the exercise price of the Company's warrants equals the market price of the underlying stock on the grant date, no compensation expense is recorded.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for the warrants and options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996, and 1997, respectively: risk-free interest rate of approximately 6% for all years; volatility factor of the expected market price of the Company's common stock ranging from .737 to 1.631,
1.604 to 1.721, and 1.5; weighted-average expected life of the option of 2.0 years for all years, and a dividend yield of zero for all years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants and options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's warrants and options. For purposes of pro forma disclosures, the estimated fair value of the warrants and options expensed during the grant year. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):


                                  Years ended December 31,
                         ------------ ------------- --------------
                             1997          1996         1995
                         ------------ ------------- --------------
Netloss
   Historical              ($6,479)      ($4,259)      ($6,825)
   Pro Forma                (7,858)       (6,859)       (8,918)

Net loss per share-basic
   Historical               $(0.88)       $(0.80)       $(2.46)
   Pro Forma                 (1.07)        (1.28)        (3.21)


The Company granted warrants to employees for the purchase of 3,530,000 OCET common shares at $1.00 per share in 1995, and canceled a warrant for 850,000 of those shares in January 1996. There is no current market for OCET common stock. At December 31, 1997, warrants for the purchase of 2,680,000 OCET common shares are exercisable. All warrants to purchase OCET common shares expire December 31, 1999. No compensation expense was recorded in 1995 related to the OCET warrants, as the Company and its subsidiaries account for warrants and options in accordance with APB 25. The fair market value of the OCET warrants was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%; volatility factor of zero as OCET is a non public entity; expected life of 4 years and a dividend yield of zero. The resulting compensation expense of approximately $35,000 was included in the SFAS 123 pro forma disclosure.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8. Stock Option and Performance Incentive Program

On May 23, 1997, the stockholders approved the 1996 Omnibus Stock Option Plan (the "Stock Plan") pursuant to which a maximum aggregate of 2,000,000 shares was reserved for grant. Under the Stock Plan, employees may be given an opportunity to purchase, by way of option, or stock purchase rights, common stock of the Company. The Stock Plan also provides for the use of stock appreciation rights and on term performance awards as employee incentives. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee.

On September 11, 1997, the Company granted incentive stock options, pursuant to the Stock Plan, exercisable for a total of 236,000 shares of common stock at $1.03 per share to employees. The options are exercisable upon effective registration under the Securities Act of 1933 or one year from the date of issuance. The options shall expire on September 11, 2007 and are fully vested to employees with one year of service. The Company applies APB 25 and related interpretations in accounting for its plan. In accordance with SFAS 123, as more fully described in Note 7, the options have been aggregated with the warrants for the fair value pro forma disclosure required.


9. Related Party Transactions

SGI has entered into the following transactions with related parties:

(a) The Company sold 200 Series P-90 preferred shares for $22,000 to two officers in 1990. Each preferred share is convertible into 250 restricted common shares upon payment of a price that was reduced from $15.00 per share to $1.375 per share in 1995.

(b) The Company granted warrants to purchase a total of 820,000 common shares to officers and directors in 1996, 1995, and 1994 at exercise prices ranging from $0.875 to $40.00 per share. The exercise prices equaled or exceeded the closing bid price on the grant dates. During 1995, the exercise prices of warrants to purchase 498,500 and 70,000 common shares were changed to $0.60 and $1.375, respectively (Note 7).

(c) During 1995 and 1996, the Company issued 10% notes payable totaling $354,000 to an entity controlled by a Board member. The notes and accrued interest were converted into 283,200 restricted common shares in 1996. Also during 1995, an officer advanced the Company a total of $52,000 and was repaid.

(d) The Company had receivables from two officers of $398,000 at December 31, 1994. A portion of this receivable was offset by obligations of the Company to both of the officers and the remaining $224,000 was reserved at December 31, 1995. In January 1996, the Company agreed to forgive the loans made to a former officer.

(e) The Company has an agreement with an officer/stockholder for the assignment of his patent to the Company. The agreement provides for a royalty equal to the greater of (i) $50,000 per calendar year or (ii) one-tenth of one percent (.1%) of royalty revenues received by the Company (or any joint venture of which the Company is a partner) through December 31, 2000, conditioned only upon the continued practice of the LFC Process technology during such period by the Company and/or any such joint venture. The Company recognized royalty expense of $50,000 in each of the years ended December 31, 1995, and 1994. During 1996, the officer/stockholder agreed to forego all past and future royalty payments pursuant to the agreement. The accrued liability of $142,000 at December 31, 1995, was recorded as other income in 1996.

(f) Three employees exercised warrants in August 1995 for 274,154 common shares in exchange for notes payable of $308,000. The 8% notes were non-recourse and were payable on August 23, 1999, only if the bid price for the Company's common stock was in excess of $3.00 per share on that date. As of January 1995 the employees had pledged 321,341 restricted common shares as collateral for the notes payable. During the first quarter of 1996, the Company recorded compensation expense of $474,000 related to these

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9. Related Party Transactions (continued)

transactions as provided by Emerging Issues Task Force Abstracts Issue No. 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." The compensation expense was determined as the product of the aggregated common shares issued upon exercise and the difference between the market price of the common stock and the exercise price of the warrants. During the second quarter of 1996, the three employees exchanged 8% recourse notes payable August 23, 1999, for the non-recourse notes. The Company collected all principal and interest payments prior to December 31, 1996, and the note activity is reflected in the accompanying consolidated balance sheets as a component of stockholders' equity (deficiency).

(g) As of December 31, 1997, the Company owed an officer/director approximately $121,000 in deferred compensation.


10. Commitments and Contingencies

(a) The Company leases its corporate offices under an operating lease agreement which provides for annual escalation of rental payments and expires in December 2000. The Company's OCET subsidiary leases its laboratory facilities under an operating lease agreement which expires in May 2000. AMS leases its manufacturing facility under an operating lease agreement which expires in October 1998. Under the terms of the lease agreements, the lessee pays taxes, maintenance and insurance. As of December 31, 1997, the Company had no other significant commitments under capital or operating leases. Total rent expense relating to leased facilities was approximately $387,000, $316,000 and $226,000 in 1997, 1996, and 1995, respectively.

Future minimum annual operating lease commitments are as follows:

                                        Year ending December 31,
                              -----------------------------------------
                                   1998                 $355,000
                                   1999                  231,000
                                   2000                  160,000
                                                         -------
                                                        $746,000
                                                        ========

(b) As discussed in Note 4, the Company is required to make contributions to the TEK-KOL Partnership.

(c) The Company has employment agreements with its executives, the terms of which expire on December 31, 1998. Such agreements, which have been revised from time to time, provide for minimum salary levels. The agreements contain change-in-control provisions that would automatically extend the date of the employment agreements by one year from the date of change. The maximum contingent liability under agreements, in such event, is approximately $1.1 million.

(d) The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. The only lawsuit currently pending against the Company is Walsh vs. AMS, which relates to events occurring prior to the acquisition of AMS by the Company. The lawsuit asserts claims, for among other things, breach of contract relating to a loan of approximately $300,000. AMS has filed an answer denying liability and discovery is proceeding. In the opinion of the Company the pending litigation, if adversely decided, should not have a material adverse effect on the Company.

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are:

                                                       1997           1996

                                             -------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                $ 18,623,000    $ 17,295,000
  Depreciation and amortization                        658,000         583,000
  Research and development credits                     419,000         380,000
  Accrued interest                                     192,000         217,000
  Stock for services                                   134,000          27,000
  Other                                                109,000          24,000
                                             -------------------------------------
                                                    20,135,000      18,526,000
Deferred tax liabilities:
  Other                                               (728,000)       (731,000)
                                             -------------------------------------
Net deferred tax assets                             19,407,000      17,795,000
Deferred tax assets valuation allowance            (19,407,000)    (17,795,000)
                                             -------------------------------------
                                                  $          -   $           -
                                             =====================================



At December 31, 1997, the Company had net operating losses available for carryforward for federal and state tax purposes of approximately $50,689,000 million and $15,714,000 million respectively. Federal and state loss carryforwards of $87,000 and $7,331,000, respectively expired in 1997 and will not be available for carryforward into 1998. The difference between federal and state loss carryforwards is primarily attributable to the 50% limitation of California loss carryforwards. The Company also has federal research credit carryforwards of approximately $350,000 which will begin to expire in 2004 unless previously utilized.

At December 31, 1997, the Company had net operating loss carryforwards for federal and state tax purposes expiring as follows:

Year Expires                       Federal         State
--------------------------------   --------------  -------------
1998                                $ 1,008,000     $  2,925,000
1999                                    343,000        4,645,000
2000                                    368,000        3,879,000
2001                                    849,000        1,979,000
2002                                  1,151,000        2,286,000
2003                                  1,217,000                -
2004                                  6,984,000                -
2005                                  2,288,000                -
2006                                  3,750,000                -
2007                                  8,111,000                -
2008                                  5,723,000                -
2009                                  5,057,000                -
2010                                  4,614,000                -
2011                                  4,654,000                -
2012                                  4,572,000                -
---------------------------------- --------------  -------------
Total loss carryforwards           $ 50,689,000      $15,714,000
---------------------------------- --------------  -------------


12. Subsequent Events

On January 8, 1998, the Company, for the net proceeds of $490,000 issued 550 shares of Series 97G 8% Convertible Preferred Stock to two foreign accredited investors pursuant to the provisions of Regulation S. The series 97G Preferred Shares accrue dividends at a rate of 8% per annum and are cumulative. The dividend is only payable in common stock of the Company. As per the subscription agreements, the Company also issued warrants to purchase a total of 25,000 common shares at $1.35 per share and 194,502 shares of restricted common stock. The Series 97G Preferred Stock is convertible, at any time 41 days after the closing date of January 8, 1998. Each Series 97G share is convertible into the number of shares of common stock derived by

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


12. Subsequent Events (continued)

dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of Series 97G Preferred Stock. The conversion price is determined based on the date the conversion notice is received and is equal to the lesser of (a) the average closing bid price of the common stock over the five day trading period prior to the closing date or (b) 75% of the average of the closing bid price of the common stock on the five trading days ending on the date preceding the conversion notice. The warrants are exercisable 10 days subsequent to the closing date and expire on January 8, 2003. The 97G Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation value plus accrued and unpaid dividends. The 97G Preferred Shares will automatically convert into common stock two years from the closing date.

On January 14, 1998, the Company granted incentive stock options, pursuant to its 1996 Omnibus Stock Plan, exercisable for a total of 225,000 shares of common stock at $0.843 per share to employees of the Company. The options are exercisable upon effective registration under the Securities Act of 1933 or one year from the date of issuance. The options expire on January 14, 2003. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.

On March 6, 1998, the Company for net proceeds of $1,980,000, issued 2,200 shares of Series 98A Convertible Preferred Stock to two accredited investors. As per the subscription agreements the Company also issued warrants to purchase a total of 90,000 common shares at $1.27 per share. The Series 98A Preferred Stock is convertible, at the earlier of the date the underlying common shares are included in a registration statement which has been declared effective by the SEC, or sixty days from the closing date, March 6, 1998. Each Series 98A share is convertible into the number of shares of common stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of Series 98A Preferred Stock. The conversion price is determined based on the date the conversion notice is received and is equal to the lesser of (a) the average closing bid price of the Common Stock over the five day trading period prior to the closing date or (b) 75% of the average of the closing bid price of the common stock on the five trading days ending on the date preceding the conversion notice. The warrants were exercisable immediately and expire on March 6, 2003. The 98A Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation value plus accrued and unpaid dividends. The 98A Preferred Shares will automatically convert into common stock two years from the closing date. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In November 1997, the Company changed its certifying accountants from Ernst & Young LLP to J.H. Cohn LLP as reported in its Current Report on 8-K filed with the Securities and Exchange Commission on November 26, 1997.

PART III

The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (involving the election of Directors), which definitive proxy statement will be filed pursuant to Regulation 14A no later than April 30, 1998, and is incorporated herein by this reference to the following extent:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Reference is made to the information appearing under the captions "Election of Directors - Information about Nominees and Executive Officers" and "Compliance with Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions "Information Concerning Board of Directors - Compensation of Directors," and "Executive Compensation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN TRANSACTIONS

Reference is made to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1&2 Financial Statements

See Index to Consolidated Financial Statements on page 26 hereof.

Financial Statement schedules for which provision is made under the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) 3 Listing of exhibits

2.1 Merger Agreement between VDI and Genesis(2)
3.1.1 Articles of Incorporation, as amended(1)
3.1.2 Restated Articles of Incorporation(5)
3.1.3 Articles of Amendment to the Articles of Incorporation of SGI International(26)
3.2.1 By-laws, as amended(2)(3)
3.2.2 Amended and Restated By-laws(5)
3.2.3 By-Laws, as Amended (9/20/90)(14)
4.1.1 Form of Warrants - Authorized Before 1987(1)
4.1.2 Form of Warrants - Series A through H(5)
4.1.21 Form of Amended Warrants(15)
4.1.22 Form of Amended Warrants(16)
4.1.3 Form of Warrants - Series I, M, S and P(5)
4.1.4 Form of Warrants - Series XX(12)
4.2 Loan Agreement with Arthur & Sophie Brody(4)
4.3 Form of Series 86-B Promissory Notes(4)
4.4 Form of Series 86-C Promissory Notes(4)
4.5 Form of Series 90-A Units (Promissory Note and Preferred stock)(14)
4.6 Form of Series 90-B Units (Promissory Note and Preferred Stock)(14)
4.7 Form of Series 90-C Units (Promissory Note and Preferred Stock)(14)
4.8 Form of Series 90-D Units (Promissory Note and Preferred Stock)(14)
4.9 Form of Series P90 Preferred Stock(14)
4.10 Form of Series PS90 Preferred Stock(14)
4.11 Form of Series 91-A Units (Promissory Note and Preferred Stock)(17)
4.12 Form of Series 91-AA Units (Promissory Note and Preferred Stock)(17)
4.13 Form of Series 91-B Units (Promissory Note and Preferred Stock)(17)
4.14 Form of Series 91-C Units (Promissory Note and Preferred Stock)(17)
4.15 Form of Series 91-D Units (Promissory Note and Preferred Stock)(17)
4.16 Form of Series 91-E Units (Promissory Note and Preferred Stock)(17)
4.17 Form of Series 91-V Units (Promissory Note and Preferred Stock)(17)
4.18 Form of Series 91-P Preferred Stock(17)
4.19 Form of Series 91-R Preferred Stock(17)
4.20 Form of Series 91-S Preferred Stock(17)
4.21 Form of Series 91-T Preferred Stock(17)
4.22 Form of Series 91-M Preferred Stock(17)
4.23 Form of Series 92-A Preferred Stock(19)
4.24 Form of Series 92-B Preferred Stock(19)
4.25 Form of Series 93-A Units (Promissory Note and Preferred Stock)(22)
4.26 Form of Series 93-B Units (Promissory Note and Preferred Stock)(22)
4.27 Form of Series 93-C Units (Promissory Note and Preferred Stock)(22)
4.28 Form of Series 94-A Units (Promissory Note and Preferred Stock)(23)
4.29 Form of Series 94-B Units (Promissory Note and Preferred Stock)(23)
4.30 Form of Series 94-C Units (Promissory Note)(23)
4.31 Form of Series 95-C Convertible Preferred Stock (25)
4.32 Form of Series 95-D1 Redeemable Convertible Preferred Stock (25)
4.33.1 Form of Series 95-D1.03 Convertible Preferred Stock (26)
4.33.2 Form of Series 95-D1.04 Convertible Preferred Stock (26)
4.34 Form of Series 95-E Redeemable Convertible Preferred Stock (25)
4.35 Form of Series 95-R Convertible Preferred Stock (26)
4.36 Form of Series 96-A Convertible Preferred Stock (28)
4.37 Form of Series 96-B Convertible Preferred Stock (28)
4.38 Certificate of Secretary re: Designation of Series 97-C Preferred
Stock.(29)
4.39 Certificate of Secretary re: Designation of Series 97-D Preferred
Stock.(29)
4.40 Form of Debenture for Series 97-E.(29)
4.41 Form of Warrant for Series 97-E.(29)
4.42 Certificate of Secretary re: Designation of Series 97-F Preferred
Stock.(29)
4.43 Amended Certificate of Secretary re: Designation of Series 97-G Preferred Stock.(29)
4.44 Form of Common Stock Certificate.(29)
4.45 Form of Warrant Certificate re: Existing Warrants.(30)
4.46 Form of Stock Purchase Warrant re: 97-D and 97-F Preferred Stock.(30)
4.47 Form of Stock Purchase Warrant re: Series 97-B Preferred Stock.(29)
4.48 Form of Stock Purchase Warrant re Series 97-G Preferred Stock.(29)
4.49 Series 97-D Preferred Stock Purchase Agreement dated August 12, 1997 between the Registrant and the holders thereof.(30)
4.50 Registration Rights Agreement re: Series 97-D Preferred Stock dated
August 12, 1997 between the Registrant and the holders thereof.(30)
4.51 Series 97-F 8% Convertible Preferred Stock Subscription Agreement dated November 6, 1997 between the Registrant and the holders hereof.(30)
4.52 Registration Rights Agreement re: Series 97-F Preferred Stock dated November 6, 1997 between the Registrant and the holders thereof.(30)
4.53 Series 97-G 8% Convertible Preferred Stock Subscription Agreement between the Registrant and Settondown Capital dated January 8, 1998.(29)
4.54 Series 97-G 8% Convertible Preferred Stock Subscription Agreement between Registrant and Dominion Capital dated January 8, 1998.(29)
4.55 Form of Registration Rights Agreement re: Series 97-G Preferred Stock dated January 8, 1998 between the Registrant and the holders thereof.(29)
4.56 Agreement between the Registrant and AEM dated December 11, 1997.(29)
4.57 Agreement between the Registrant and The Taxin Network dated April 22, 1997.(29)
4.58 Certificate of Secretary re: Designation of Series 98-A Preferred
Stock.(31)
4.59 Form of Series 98-A Stock Purchase Warrant(31)
4.60 Series 98-A 6% Convertible Preferred Stock Placement Agent Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof. (31)
4.61 Registration Rights Agreement for Placement Agent re: Series 98-A
Preferred Stock date March 6, 1998, between the Registrant and the holders thereof. (31)
4.62 Series 98-A 6% Convertible Preferred Stock Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof. (31)
4.63 Registration Rights Agreement re: Series 98-A Preferred Stock date
March 6, 1998, between the Registrant and the holders thereof. (31)
10.1.1 Amended and Restated Agreements with LFC Technology
Partners - Pre 10/1/87(4)
10.1.2 Amended Technology Transfer Agreement dated 10/1/87(5)
10.1.3 Research Agreement Waiver (and Amended Research Notes) dated 10/1/87(5)
10.2 AEM Agreement(2)(3)
10.3.1 Assignment Agreement dated 11/13/84 with Ernest Esztergar(6)
10.3.2 First Amendment to Assignment Agreement dated 12/31/87 with Ernest Esztergar(5)
10.4 Employment Agreement with Ernest Esztergar(2)(3)
10.4.1 Employment Agreement with Ernest Esztergar (1995)(26)
10.5 Lease for executive offices at 3366 N. Torrey Pines Ct. #220, La Jolla,
CA 92037(4)
10.5.1 Lease of executive offices (LJF)(14)
10.5.2 First amendment to Lease of Executive offices dated as of 10/17/95 (26)
10.6 Modification Agreement dated as of 10/1/87(7)
10.6.1 Settlement Agreement dated as of December 10, 1992(18)
10.7 Agreement to Proceed (including Agreement to Proceed, LFC Release and Addendum)(5)
10.8 Participation Agreement (including Participation Agreement,
Confidentiality Agreement and Addendum)(5)
10.9 Agreement dated as of July 1, 1988 between AEM and Company(9)
10.10 Agreement dated July 19, 1989 between SMC and Company(10)
10.11 Technology Purchase Agreement, dated as of 9/28/89(11)
10.12 Partnership Agreement, dated as of 9/30/89(11)
10.12.1 First Amendment to Partnership Agreement dated as of 12/1/91(17)
10.12.2 Second Amendment to Partnership Agreement dated as of 5/1/95(26)
10.13 SGI Assignment Agreement, dated as of 9/30/89(11)
10.14 SMC Assignment Agreement, dated as of 9/30/89(11)
10.15 Coal Handling License, dated as of 9/30/89(11)
10.16 License to SGI International, dated as of 9/30/89(11)
10.17 License to Shell Mining Company, dated as of 9/30/89(11)
10.18.1 First Amendment to License to Shell Mining Company, dated as of 5/01/95(26)
10.19 ENCOAL/SGI Services Agreement, dated as of 7/18/90(14)
10.20 SMC Services Agreement, dated as of 9/30/89(11)
10.21 Accounting Procedures(11)
10.22 Confidentiality Addendum(11)
10.23 Addendum to Documents 10.19 through 10.29(11)
10.24 Letter of Intent dated June 5, 1993 between Company & Shanxi Coal Bureau, China(20)
10.25 Letter of Intent dated July 16, 1993 between Company & Fushun Coal Mine Administration, China (20)
10.26 Letter of Intent dated January 28, 1994 between Company and Shandong Provincial Coal Bureau, and Comprehensive Utilization Corporation of
Shandong Coal Industry, China(21)
10.27 Acquisition Agreement dated as of September 8, 1995(25)
10.28.1 Lending and Commitment Agreement dated as of September 8, 1995(25)
10.28.2 First Amendment to Acquisition and Funding Agreement dated as of September 22, 1995(25)
10.28.3 Second Amendment to Acquisition & Funding Agreement dated as of
October 20, 1995 (24)
10.29 Technology Transfer Agreement (SGI/OCET) dated 3/17/95(26)
10.29.1 First Amendment to Technology Transfer Agreement dated as of 5/15/95(26)
10.29.2 Second Amendment to Technology Transfer Agreement dated as of
August 25, 1996 (28)
10.30 Employment Agreement with Joseph A. Savoca dated as of June 12, 1995 (26)
18.1 Letter re: Change in Accounting Principles(4)
22.1 Subsidiaries(5)
23.1 Consent of J.H. Cohn LLP, Independent Auditors (30)
23.2 Consent of Ernst & Young LLP, Independent Auditors (30)
99.1 Agreement dated June 20, 1988(8)
99.2 Modification Agreement dated August 1, 1988(8)
99.3 Colstrip Notes(8)
99.4.1 Other Notes (Healy Alaska)(8)
99.5 LTI Agreement(8)
99.6 SGI/MOP General Release(8)
99.7 Creditor Releases(8)
99.8 SGIF/DOE/METC Agreement dated 9/20/91(17)
(1) Incorporated by reference to the Registrant's
Registration Statement on Form S-14 (File No.
2-93124) (the "Registration Statement") filed on
September 6, 1984.
(2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed on April 24, 1985.
(3) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1985.
(4) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1986.
(5) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1987.
(6) Incorporated by reference to Amendment No. 1 to the Registration Statement filed on December 31, 1984.
(7) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended September 30, 1987.
(8) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended June 30, 1988.
(9) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended March 31,1990.
(10) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended September 30, 1990.
(11) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended March 31, 1990.
(12) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1988.
(13) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1989.
(14) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1990.
(15) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 1990.
(16) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on March 1, 1991.
(17) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1991.
(18) Incorporated by reference to Report on Form 8-K (File No. 2-93124) filed on January 15, 1993.
(19) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the l year ended December 31, 1992.
(20) Incorporated by reference to 1st Amendment to Form S-1 filed December
20, 1993.
(21) Incorporated by reference to 3rd Amendment to Form S-1 filed March 9, 1994.
(22) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1993.
(23) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1994.
(24) Incorporated by reference to Report on Form 10-Q (File No. 2-93124)for the quarter ending September 30, 1995.
(25) Incorporated by reference to Report on Form 8-K/A (File No. 2-93124) filed October 6, 1995.
(26) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1995.
(27) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1996.
(28) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 26, 1996.
(29) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-2 (File No. 2-93124) filed on January 23, 1998.
(30) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1997.
(31) Filed herewith.



(b) Reports on Form 8-K filed in the fourth quarter of 1996: November 26, 1997, Change in registrants Certifying Accountant; January 23, 1998, Sale of Equity Securities pursuant to Reg S..
(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report
(d) Not applicable

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31th day of March 1998.

SGI INTERNATIONAL


By: /s/
----------------------------------
Joseph A. Savoca, Chairman/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE TITLE DATE


/s/ Chief Executive Officer March 31, 1998
------------------------------------
Joseph A. Savoca Director, Chief Financial Officer


/s/ Director March 31, 1998
------------------------------------
Bernard V. Baus


/s/ Director March 31, 1998
------------------------------------
Ernest P. Esztergar


/s/ Director March 31, 1998
------------------------------------
Norman Grant


/s/ Director March 31, 1998
------------------------------------
William Harris


/s/ Director March 31, 1998
------------------------------------
William A. Kerr

INDEX TO EXHIBITS

Exhibit No. Title


4.58 Certificate of Secretary re: Designation of Series 98-A Preferred Stock.
4.59 Form of Series 98-A Stock Purchase Warrant.
4.60 Series 98-A 6% Convertible Preferred Stock Placement Agent Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof.
4.61 Registration Rights Agreement for Placement Agent re: Series 98-A Preferred Stock date March 6, 1998, between the Registrant and the holders thereof.
4.62 Series 98-A 6% Convertible Preferred Stock Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof.
4.63 Registration Rights Agreement re: Series 98-A Preferred Stock date
March 6, 1998, between the Registrant and the holders thereof.
23.1 Consent of J.H. Cohn LLP, Independent Auditors.
23.2 Consent of Ernst & Young LLP, Independent Auditors.