Form 10-Q
period 1998-03-31
SGI INTERNATIONAL
filed 1998-05-13
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q




(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended March 31, 1998

                                       or

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

[ X ] Yes [ ] No

The number of shares of Common Stock, no par value, outstanding as of May 11, 1998, was 13,430,845.

                               TABLE OF CONTENTS
                                   FORM 10-Q


PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                                  3

        Condensed Consolidated Statements of Operations                        4

        Condensed Consolidated Statement of Stockholders' Equity (Deficiency)  5

        Condensed Consolidated Statements of Cash Flows                        6

        Notes to Condensed Consolidated Financial Statements                   7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introductory Note                                                      9

        Results of Operations                                                  9

        Liquidity and Capital Resources                                       10


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            11

         ITEM 2. CHANGES IN SECURITIES                                        11

         ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                         12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

         ITEM 5. OTHER INFORMATION                                            12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             13


PART III. SIGNATURES                                                          14

                                        SGI INTERNATIONAL AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,                December 31,
                                                              1998                        1997
                                                           (Unaudited)
===================================================================================================
ASSETS
Current assets:
   Cash                                                     1,931,634                  429,232
   Restricted time deposit                                    402,500                  402,500
   Receivable from TEK-KOL Partnership                         47,473                   26,066
   Trade accounts receivable, less allowance for
      doubtful accounts of $84,460 and $84,460                586,540                  346,763
   Costs and estimated earnings in
      excess of billings on contracts                         337,508                  146,364
   Inventories                                                 64,542                   64,843
   Prepaid expenses and other current assets                   90,530                  232,977
---------------------------------------------------------------------------------------------------
Total current assets                                        3,460,727                1,648,745
---------------------------------------------------------------------------------------------------
LFC Process related assets:
   Notes receivable                                           150,000                  150,000
   Royalty rights, net                                      1,492,687                1,571,250
   LFC cogeneration project, net                              394,816                  421,137
   Investment in TEK-KOL Partnership                          271,805                  481,685
   Australia LFC project, net                                 108,597                  115,836
   Other technological assets, net                             30,487                   29,598
---------------------------------------------------------------------------------------------------
                                                            2,448,392                2,769,506

Property and equipment, net of accumulated
   depreciation of $655,816 and $589,789                      837,757                  788,740
Goodwill, net of accumulated amortization
   of $108,772 and $96,790                                    371,472                  383,454
---------------------------------------------------------------------------------------------------
                                                            7,118,348                5,590,445
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                           393,547                  287,458
   Borrowings on line-of-credit                               400,000                  400,000
   Billings in excess of costs and
     estimated earnings on contracts                          719,399                  193,792
   Current maturities of long-term notes payable            3,061,875                3,061,875
   12% convertible debentures                                 976,573                  976,573
   Accrued salaries, benefits and related taxes               182,252                  240,368
   Payable to TEK-KOL Partnership                                   -                  100,000
   Interest payable                                           483,859                  483,930
   Other accrued expenses                                      96,753                  189,308
---------------------------------------------------------------------------------------------------
Total current liabilities                                   6,314,258                5,933,304

Long-term notes payable, less current maturities              111,875                  114,250
---------------------------------------------------------------------------------------------------
Total liabilities                                           6,426,133                6,047,554
---------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity (deficiency)
   Convertible preferred stock                                    667                      910
   Common stock                                            41,899,279               39,927,760
   Paid-in capital                                         10,361,533                8,511,878
   Accumulated deficit                                    (51,569,264)             (48,897,657)
---------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                       692,215                 (457,109)
---------------------------------------------------------------------------------------------------
                                                            7,118,348                5,590,445
===================================================================================================

See notes to condensed consolidated financial statements.

                       SGI INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Three months ended March 31,                               1998                     1997
===================================================================================================
Revenues:
   Net sales                                           $ 1,088,912              $ 1,104,260
   Other                                                    12,647                    9,655
---------------------------------------------------------------------------------------------------
                                                         1,101,559                1,113,915

Expenses:
   Cost of sales                                           786,600                  835,595
   Engineering research and consulting                     247,230                  301,881
   Loss on investment in TEK-KOL Partnership               231,214                  124,073
   Selling, general and administrative                     681,466                  531,454
   Legal and accounting                                    185,766                  152,794
   Depreciation and amortization                           192,359                  176,753
   Interest                                                136,012                  134,910
---------------------------------------------------------------------------------------------------
                                                         2,460,647                2,257,460
---------------------------------------------------------------------------------------------------
Net loss                                               $(1,359,088)             $(1,143,545)

Imputed preferred stock dividends for Series 97G 8%,
   and 98A 6% convertible preferred stock                1,312,519                        -
---------------------------------------------------------------------------------------------------

Net loss applicable to common stock                     (2,671,607)              (1,143,545)
===================================================================================================
Net loss per common share - Basic                      $     (0.25)             $     (0.19)
===================================================================================================

Weighted average common shares outstanding              10,768,073                6,175,482
===================================================================================================

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

                                             Preferred                                                                Total
                                        convertible stock        Common stock         Paid-in      Accumulated     stockholders'
                                         Shares   Amount     Shares       Amount      capital      deficiency   equity (deficiency)
                                         ----------------   ----------------------   ----------   ------------  ------------------

Balances at December 31, 1997            90,997     $910    9,258,250  $39,927,760   $8,511,878   $(48,897,657)     $(457,109)
Issuance of common stock for cash                             194,502      156,800                                    156,800
Issuance of common stock for services                          14,886       20,612                                     20,612
Issuance of preferred stock for cash      2,750       28                              2,312,672                     2,312,700
Conversion of preferred stock           (27,061)    (271)   2,761,133    1,794,107   (1,793,836)                            -
Issuance of warrants to purchase
  common stock to non-employees                                                          18,300                        18,300
Net loss                                                                                            (1,359,088)    (1,359,088)
Preferred Series 97G and 98A
  imputed dividends                                                                   1,312,519     (1,312,519)             -
----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998               66,686    $ 667   12,228,771 $ 41,899,279 $ 10,361,533  $ (51,569,264)     $ 692,215
==================================================================================================================================


See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


Three months ended March 31,                                   1998               1997
--------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                 $ (1,359,088)       $ (1,143,545)
Adjustments to reconcile net loss to net
  cash flows used in operating activities:
   Equity in net loss of TEK-KOL Partnership                  231,214             124,073
   Depreciation and amortization                              192,359             185,245
   Common stock issued for services                            20,612              42,620
   Non-employee compensation expense on issuance
     of warrants                                               18,300                   -
   Changes in operating assets and liabilities:
     Receivable from TEK-KOL Partnership                      (21,407)            (16,695)
     Trade accounts receivable                               (430,921)            417,952
     Inventories                                                  301               5,000
     Prepaid expenses and other current assets                142,447              (6,269)
     Accounts payable                                         106,088             155,528
     Billings in excess of costs and estimated
      earnings on contracts                                   525,607            (321,150)
     Accrued salaries, benefits and related taxes             (58,116)              8,228
     Interest payable                                             (71)              4,000
     Other accrued expenses                                   (92,555)            (26,021)
--------------------------------------------------------------------------------------------
Net cash flows used in operating activities                  (725,230)           (571,034)
--------------------------------------------------------------------------------------------
Investing activities:
LFC Process related assets:
     Investment in TEK-KOL Partnership                        (21,333)           (150,000)
     Payable to TEK-KOL Partnership                          (100,000)             50,000
Purchase of property and equipment                           (115,044)           (107,449)
Other assets                                                   (3,116)                  -
--------------------------------------------------------------------------------------------
Net cash flows used in investing activities                  (239,493)           (207,449)
--------------------------------------------------------------------------------------------
Financing activities:
     Borrowings on line-of-credit                                   -             100,000
     Payments of notes payable                                 (2,375)             (8,375)
     Proceeds from issuance of common stock                   156,800              64,128
     Proceeds from issuance of preferred stock              2,312,700                   -
--------------------------------------------------------------------------------------------
Net cash flows provided by financing activities             2,467,125             155,753
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash                             1,502,402            (622,730)
Cash at beginning of period                                   429,232             740,018
--------------------------------------------------------------------------------------------
Cash at end of period                                    $  1,931,634        $    117,288
============================================================================================
Supplemental disclosure of cash flow information:
     Interest                                            $    108,620        $    119,228
Supplemental disclosure of non-cash activities:
     Common stock issued for services                    $     20,612        $     42,620
     Conversion of preferred stock                       $  1,794,107        $      3,197
============================================================================================

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998


(1) Basis of Presentation

The accompanying condensed consolidated financial statements of SGI International (the "Company") for the three months ended March 31, 1998, and 1997, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of March 31, 1998, and the consolidated results of operations for the three months ended March 31, 1998, and 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.


(2) Organization and Business

The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

The recovery of amounts invested in the Company's principal assets, the LFC Process related assets, is dependent upon the Company's ability to adequately fund its capital contributions to the TEK-KOL Partnership and TEK-KOL's ability to successfully attract sufficient additional equity, debt or other third party financing to complete the commercialization of the LFC Process. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes these negotiations will be successful, there is no assurance thereof.


(3) Equity Transactions

On March 31, 1998, the Company granted certain debt holders, pursuant to the Company's 1998 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. The warrants were issued to existing security holders of the Company in reliance upon exemptions from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. All of these debt holders were "Accredited Investors" as that term is defined in Regulation D.

As provided in related service or consulting agreements, the Company granted nine warrants to purchase an aggregate 120,000 common shares, to one employee, four directors and four consultants for services rendered during the three month period ended March 31, 1998, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates. In connection therewith, the Company recorded compensation expense to non-employees of approximately $18,000. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants are exercisable one year from the grant date at $0.84 per share.

During the quarter ended March 31, 1998, the Company issued 14,886 restricted common shares to four domestic individuals pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D for services rendered, valued at approximately $21,000. Investment representations were obtained from the investors and legends were placed on the certificates.

(4) Net Loss per Share

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing the net loss available to common stockholders, preferred stock dividends are deducted from the net loss. Preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted. Shares issuable upon conversion of preferred stock, convertible debentures and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. All per share amounts for all periods presented must be restated to conform to SFAS No. 128 requirements. No restatement of the previously determined per share amounts is necessary as the effects of the outstanding convertible securities, warrants and options would be anti-dilutive.


(5) Recent Accounting Pronouncements

Statement No. 130 of the Financial Accounting Standards Board (SFAS No. 130), "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive Income includes items such as unrealized gains on available-for-sale securities that are not included in net income. The Statement requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective in 1998 and had no material impact on the Company's results of operations or related disclosures for the three months ended March 31, 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 requires the disclosure of financial information on operating segments on the basis used by management in evaluating performance and deciding how to allocate resources. SFAS No. 131 will first be reflected in the Company's 10-K for the year ended December 31, 1998.


(6) Composition of Certain Financial Statement Captions

Property and Equipment

                                         March 31,      December 31,
                                           1998            1997
          ---------------------------------------------------------------
          Office furniture and fixtures $ 109,000      $ 109,000
          Laboratory equipment            898,000        836,000
          Machinery and equipment         120,000        118,000
          Computer equipment              346,000        295,000
          Leasehold improvements           21,000         21,000
          ----------------------------------------------------------------
                                        1,494,000      1,379,000
          Less accumulated depreciation  (656,000)      (590,000)
          ----------------------------------------------------------------
             Net property and equipment $ 838,000      $ 789,000
          ----------------------------------------------------------------

(7) Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations, cash flows or stockholder's equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Introductory Note

This Quarterly Report on form 10-Q contains statements relative to (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management and (vi) the need for and availability of additional financing which may be considered "forward looking statements."

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


                             Results of Operations

Three months ended March 31, 1998, compared to Three months ended March 31,
1997.

Net Loss per Common Share. Net loss per common share for the period ended March 31, 1998, decreased approximately $0.06 per share over the same prior year period, after excluding a non-recurring imputed dividend. The imputed dividend of approximately $0.12 per common share is primarily associated with the issuance of the Series 98-A convertible preferred shares. Also see Note 4 "Net Loss per Share" to the condensed consolidated financial statements. The overall decrease is primarily attributable to an increase in the weighted average number of common shares outstanding, as the overall net loss increased approximately $216,000 over the same prior year period.

Sales and Cost of Sales. Sales and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method. Sales for the three months ended March 31, 1998, remained substantially unchanged over the same prior year period. Cost of sales decreased approximately 6%, over the same prior year period. The Company attributes the decrease to tighter controls on project management and increased productivity.

Other Income. Other income for the three months ended March 31, 1998, remained substantially unchanged over the same prior year period.

Loss on Investment in TEK-KOL. The Company's share of the TEK-KOL loss for the three months ended March 31, 1998, increased 86% over the same prior year period. The increase is primarily attributable to TEK-KOL's continuing efforts to increase the economic value of CDL and increased expenses related to project development efforts in the Kuzbass region of Russia and the Powder River Basin in Wyoming.

Engineering Research and Consulting Expenses. Engineering research and development expenses for the three months ended March 31, 1998, decreased 18% over the same prior year period. The decrease is primarily attributable to a 35% reduction in the number of employees working at the Company's OCET laboratory.

Selling General and Administrative Expenses. Selling general and administrative expense for the three months ended March 31, 1998, increased 28% over the same prior year period. The increase is primarily related to the Company's expanded usage of public relations and financial consultants which accounts for approximately $76,000 of the increase. The remaining portion of the increase is attributable to various miscellaneous administrative expenses, including approximately $17,000 of financial penalties associated with delays in registering the common shares underlying certain securities of the Company. Selling, general and administrative expenses for AMS remained relatively unchanged over the same prior year period.

Legal and Accounting Expenses. Legal and accounting expenses for the three months ended March 31, 1998, increased 22% over the same prior year period. The increase is related primarily to legal expenses incurred in preparing and filing the Company's recent Form S-2 with the Securities and Exchange Commission.

Depreciation and Amortization Expenses. Depreciation and amortization expense increased 9% over the same prior year period due primarily to purchases and construction of additional equipment at the Company's OCET laboratory.

Interest Expense. Interest expense remained substantially unchanged over the same prior year period.


                        Liquidity and Capital Resources

As of March 31, 1998, the Company had assets totaling $7.1 million, including unrestricted cash of $1.9 million, and a working capital deficiency of $2.9 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of March 31, 1998. Current notes payable and associated accrued interest aggregating $4.5 million contribute to the Company's short-term deficiency at March 31, 1998. Short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at March 31, 1998. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. The Company believes the long-term liquidity deficiency will be satisfied through future equity sales, increased positive cash flows from AMS's operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities increased 27% over the same prior year period. The use of funds from operating activities is primarily attributable to the Company's financing and administrative expenses.

The Company's investing activities amounted to approximately $240,000 for the three month period ended March 31, 1998. The funds were utilized primarily in the acquisition and construction of equipment at the OCET laboratory, acquisition of computer related equipment at AMS and the funding of the TEK-KOL Partnership's operations. Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half of any such required capital contributions. Management presently estimates that the Company will be required to contribute between $.75 million and $1.0 million in 1998. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. The Company does not have material commitments for capital expenditures as of March 31, 1998.

The Company's financing activities raised approximately $2.5 million for the three month period ended March 31, 1998. These funds were raised primarily through the private placement of equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

As noted previously, significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. While the Company is engaged in continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. The only lawsuit currently pending against the Company is Walsh vs. AMS, filed on September 7, 1997, in the San Diego Superior Court. The Walsh case relates to events occurring prior to the acquisition of AMS by the Company. The lawsuit asserts claims, for among other things, breach of contract relating to a loan of approximately $300,000. AMS has filed an answer denying liability and discovery is proceeding. In the opinion of the Company, the pending litigation, if adversely decided, should not have a material adverse effect on the Company.


ITEM 2. CHANGES IN SECURITIES

On March 31, 1998, the Company granted certain debt holders, pursuant to the Company's 1998 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. The warrants were issued to existing security holders of the Company in reliance upon exemptions from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. All of these debt holders were "Accredited Investors" as that term is defined in Regulation D.

As provided in related service or consulting agreements, the Company granted nine warrants to purchase an aggregate 120,000 common shares, to one employee, four directors and four consultants for services rendered during the three month period ended March 31, 1998, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates. In connection therewith, the Company recorded compensation expense to non-employees of approximately $18,000. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants are exercisable one year from the grant date at $0.84 per share.

During the quarter ended March 31, 1998, the Company issued 14,886 restricted common shares to four domestic individuals pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D for services rendered, valued at approximately $21,000. Investment representations were obtained from the investors and legends were placed on the certificates.


ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[NONE]


ITEM 5. OTHER INFORMATION

On April 1, 1998, the Company agreed to amend the terms and conditions of the Series 97-D Preferred Stock Purchase Agreement dated August 12, 1997 ("97-D Agreement") with the two purchasers thereof. In accordance with this amendment, the Company agreed to issue an additional 100,000 shares of restricted common stock of the Company to one purchaser and 10,000 shares of restricted common stock to the other purchaser in exchange for a mutual release of possible claims by the Company and the purchasers thereof. The 97-D Agreement contained a "favored nations" clause which obligated the Company to pay the purchasers a certain amount in the event the Company sold convertible securities for $550,000 or less with similar terms and conditions and where the conversion price provided a greater discount than that given to the purchasers in the 97-D Agreement. The 97-D Agreement also granted the purchasers registration rights which provided monetary penalties in the event the registration statement relating to the shares to be registered was not declared effective within the required time. The Company entered into an agreement for the sale of convertible securities in January 1998 which was alleged by the purchasers in the 97-D Agreement to trigger the favored nations and registration rights penalty provisions. The additional shares issued to the two purchasers settled the possible claims resulting from the favored nations and the registration rights provisions without relieving the Company of the obligation to continue paying a penalty monthly. The 110,000 shares of common stock were valued by the Company and will be recorded at $88,275 based on a 25% discount to the $1.07 bid price of the common stock of the Company on the closing date.

On May 11, 1998, the Company gave notice to Bluegrass Coal Holding Company ("Bluegrass") a subsidiary of Zeigler Coal Holding Company, in accordance with the TEK-KOL Partnership Agreement (the "Partnership Agreement"), that it was unilaterally terminating the Partnership Agreement effective six months from the date of the notice. Upon termination, the parties are required to take those steps necessary to dissolve the partnership and wind up all partnership affairs. All tangible assets are to be sold and all intangible assets comprising intellectual property are transferred to both parties such that each party owns an undivided 50% interest in all patents, trade secrets trademarks, and all other intellectual property. However, upon termination, the Company has a worldwide exclusive through April 12, 2000, to market and license the LFC Technology. After April 12, 2000, both parties have the right to market and license the present technology worldwide. Bluegrass may continue to use the LFC Technology on any of its sole projects.

Royalties earned on licenses entered into through the term of the Company's exclusive period ending on April 12, 2000, are paid 80% to the Company and 20% to Bluegrass, up to a date 10 years from the date of dissolution. For licenses entered into after the date of dissolution, royalties are divided equally between the partied for a subsequent period of 10 years. Both the Company and Bluegrass are obligated to continue funding the TEK-KOL Partnership until dissolution, which must be accomplished within 18 months from the notice of termination.

While not anticipated, the termination of the Partnership Agreement could have a material adverse impact on the business and operations of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

     4.1 Amended Registration Rights Agreement re: Series 97-D Preferred Stock, dated April 1, 1998, between the Registrant and the holders thereof.(1)

     27.1 Financial Data Schedule.(2)

     ----------------

     (1) Incorporated by reference to the Company's S-2 Registration Statement Amendment No. 1.

     (2)  Filed herewith.


2. Reports on Form 8-K: On January 23, 1998, the Company reported on its Current Report on Form 8-K, filed with the Securities and Exchange Commission, that it had entered into an agreement for the private placement of certain equity securities pursuant to Regulation S of the Securities Act.

                              PART III. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL


/s/ Joseph A. Savoca                         May 13, 1997
-----------------------
Joseph A. Savoca,
Chief Executive Officer
and Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Joseph A. Savoca                         May 13, 1997
-----------------------
Joseph A. Savoca,
Chief Executive Officer
and Chairman of the Board