Form 10-K/A
period 1997-12-31
SGI INTERNATIONAL
filed 1998-05-14
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to

                         Commission File Number 2-93124

                               SGI International
             (Exact name of registrant as specified in its charter)

          Utah                                                33-0119035
(State or other jurisdiction                           (I.R.S. Employer ID No.)
of incorporation or organization

          1200 Prospect Street, Suite 325, La Jolla, California 92037
                    (Address of principal executive offices)

                                  619/551-1090
              (Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                [ x ] Yes           [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,264,146 as of March 2, 1997.

The number of shares of Common Stock, no par value, outstanding as of March 2, 1997, was 11,149,223.

DOCUMENTS INCORPORATED BY REFERENCE:  Definitive Proxy Statement, to be filed within 120 days of December 31, 1997
                                      (specified portions).

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


                                                   Years ended December 31,
---------------------------------------------------------------------------------------------------------
                                   1993           1994           1995           1996           1997
                                   ----           ----           ----           ----           ----
Statement of Operations Data:

Revenue                        $ 809,910      $ 552,503      $ 900,306(1)    $4,244,268    $ 5,322,724

Net loss                      (6,116,388)    (5,844,121)    (6,824,940)(1)   (4,259,365)    (5,708,302)

Imputed Dividends                     --             --             --               --       (770,226)

Net Loss Applicable
  to Common Stock             (6,116,388)    (5,844,121)    (6,824,940)      (4,259,365)    (6,478,528)

Net Loss Per Common Share -
  Basic                            (3.62)         (3.02)         (2.46)(1)        (0.80)         (0.88)

Weighted Average
Shares Outstanding             1,691,675      1,933,032      2,774,084        5,357,010      7,324,953

Balance Sheet Data:

Current Assets               $ 1,331,381      $ 717,406      $ 944,910      $ 2,295,167    $ 1,648,745

Working Capital
Deficiency                      (917,979)    (3,348,255)    (2,369,079)      (4,015,187)    (4,284,559)

Total Assets                   9,240,338      8,198,362      6,592,086        6,628,678      5,590,445

Long-Term Debt
 (Excluding Current
   Portion)                    4,637,997      3,575,835      4,631,250          123,750        114,250

Stockholders'
  Equity (Deficiency)          2,350,981        556,866     (1,629,578)         194,574       (457,109)
---------------------------------------------------------------------------------------------------------

(1) The Company acquired AMS effective October 30, 1995. AMS recorded revenue of $867,000 and income from operations of $238,000 for the period October
     31, 1995, through December 31, 1995.

(2)  No dividends have been declared since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Annual Report on Form 10-K contains statements relative to: (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management, and (vi) the need for and availability of additional financing; which may be considered forward looking statements.

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

Liquidity and Capital Resources

As of December 31, 1997, the Company had assets totaling $5.6 million, including unrestricted cash of $429,232, and a working capital deficiency of $4.3 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of December 31, 1997. The Company had short-term liquidity deficiencies at December 31, 1997, and 1996, of $4.3 million and $4.0 million, respectively. Current notes payable and associated accrued interest of $4.5 million contribute to the Company's short-term deficiency at December 31, 1997. Short-term liquidity requirements are expected to be satisfied from existing cash balances; proceeds from the sale of equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which will be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at December 31, 1997, and 1996. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. The Company believes the long-term liquidity deficiency will be satisfied through equity sales, increased positive cash flows from AMS's operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes results in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The Company's 1997 cash used in operating activities remained approximately the same as the previous year at $3.1 million. The use of funds from operating activities is primarily attributable to the Company's financing and administrative expenses and to OCET's research and development operations.

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

The Company's financing activities raised approximately $4.2 million for the year ended December 31, 1997. These funds were raised primarily through the private placement of equity securities and borrowings on the line-of-credit. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

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

Additionally, the Company is reviewing the year 2000 issue with its suppliers, shippers, customers and other external business partners. There can be no assurance, however, that all the systems of its suppliers, shippers, customers and other external business partners will function adequately. If the systems of the Company's suppliers, shippers, customers and other external business partners are not year 2000 compliant, it could have a material adverse effect on the Company.

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

ITEM 8. FINANCIAL STATEMENTS


Index to Consolidated Financial Statements


Reports of Independent Auditors...........................................21-22

Consolidated Balance Sheets - December 31, 1997, and 1996.................23-24

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996, and 1995..........................................25

Consolidated Statements of Stockholders' Equity (Deficiency) for the
  years ended December 31, 1997, 1996, and 1995..............................26

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995..........................................27

Notes to Consolidated Financial Statements................................28-46

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


                       SGI International and Subsidiaries
                     Consolidated Statements of Operations

                                                                Years ended December 31,
                                                       --------------------------------------------
                                                            1997           1996           1995
                                                       --------------------------------------------
Revenues:
  Net sales                                            $ 5,279,589    $  3,938,854    $   866,676
  Other                                                     43,135         305,414         33,630
                                                       --------------------------------------------
                                                         5,322,724       4,244,268        900,306
                                                       --------------------------------------------
Expenses:
  Cost of sales                                          3,898,737       3,440,381        628,506
  Engineering, research and consulting                   1,267,195         664,887      1,599,826
  Loss on investment in TEK-KOL Partnership                932,477         462,613        288,000
  Selling, general and administrative                    2,952,489       1,880,655      1,377,172
  Legal and accounting                                     504,325         905,466        579,630
  Depreciation and amortization                            734,027         627,161      2,142,957
  Interest                                                 741,776         522,470      1,109,155
                                                       --------------------------------------------
                                                        11,031,026       8,503,633      7,725,246
                                                       --------------------------------------------
Net loss                                                (5,708,302)     (4,259,365)    (6,824,940)

Imputed preferred stock dividends for Series 97B 8%,
  97D 7%, and 97F 8% convertible preferred stock           770,226               -              -
                                                       --------------------------------------------

Net loss applicable to common stock                    $(6,478,528)    $(4,259,365)   $(6,824,940)
                                                       ============================================
Net loss per common share - Basic                      $      (.88)    $      (.80)   $     (2.46)
                                                       ============================================

Weighted average common shares outstanding               7,324,953       5,357,010      2,774,084
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
======================================================================================================================


                                                                                                                 Total
                                                                         Paid-in      Accumulated      Notes     stockholders'
                                                                         capital      deficit        receivable  equity (deficiency)
                                                                      --------------------------------------------------------------
Balances at December 31, 1994                                             $ 2,512,621    $(31,334,824)      $     -     $ 556,866
  Issuance of common stock for services and interest                                -               -             -       482,166
  Issuance of common stock at $.48 to $10 per share for cash net                    -               -             -     1,023,956
  Exercise of warrants to purchase common stock for cash and notes                  -               -      (308,423)       10,125
  Issuance of convertible preferred stock for cash, net                     1,112,726               -             -     1,113,976
  Conversion of preferred stock                                            (1,051,403)              -             -             -
  Issuance of convertible preferred stock for notes payable and interest    1,678,492               -             -     1,678,494
  Issuance of convertible preferred stock to acquire AMS, Inc.                329,779               -             -       329,779
  Net loss                                                                          -      (6,824,940)            -    (6,824,940)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                                               4,582,215     (38,159,764)     (308,423)   (1,629,578)
  Issuance of common stock for notes payable, services and interest                 -               -             -       750,799
  Issuance of common stock at $0.48 to $3.30 per share for cash, net                -               -             -     2,593,844
  Exercise of warrants to purchase common stock for cash and notes payable          -               -             -       270,509
  Issuance of convertible preferred stock for notes payable and interest    1,583,396               -             -     1,583,397
  Conversion of preferred stock                                              (245,511)              -             -         2,060
  Repurchase of preferred stock                                               (41,223)              -             -       (41,223)
  Warrants granted for notes payable, accounts payable and interest           141,603               -             -       141,603
  Compensation expense for warrants exercised with notes receivable           474,105               -             -       474,105
  Collection of notes receivable                                                    -               -       308,423       308,423
Net loss                                                                            -      (4,259,365)            -    (4,259,365)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                               6,494,585     (42,419,129)            -       194,574
  Issuance of common stock for services and interest                                -               -             -       384,401
  Issuance of common stock at $1.88 to $4.52 per share for cash, net                -               -             -     1,146,081
  Exercise of warrants to purchase common stock for cash                            -               -             -       141,385
  Imputed interest on issuance of 12% convertible debenture                   175,922               -             -       175,922
  Issuance of convertible preferred stock for cash and notes payable        3,000,733               -             -     3,000,767
  Conversion of preferred stock                                            (2,137,651)              -             -             -
  Issuance of warrants to purchase common stock to non-employees              208,063               -             -       208,063
Net loss                                                                            -      (5,708,302)            -    (5,708,302)
Preferred Series 97B 8%, 97D 7%, and 97F 8% imputed dividends                 770,226        (770,226)            -             -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                                             $ 8,511,878   $ (48,897,657)          $ -    $ (457,109)
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

The transaction was recorded as a non-monetary exchange, and because of the contingencies on the note payments, no gain or interest income will be recognized until the proceeds received are in excess of the basis of assets sold.

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

The remaining balances of notes receivable and related accounts represent amounts due from the 1988 sale of certain other projects, including the Buelah, Wyoming project, and contingent amounts payable to the remaining FLPs. During the fourth quarter of 1997, the Company was notified by Rosebud that it would no longer be pursuing development of the Buelah project. Consequently, the contingent notes and related interest receivable related to this project were deemed uncollectible. The Company therefore wrote-off notes receivable of $150,000 and related interest of $170,000 due from the Rosebud individuals. The components of the net carrying value of the remaining notes receivable on the accompanying consolidated balance sheets are as follows:

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

The partnership agreement originally designated the Company as licensing contractor. In accordance with the partnership agreement, the Company was required to perform certain services as the licensing contractor at its own expense without pass through to the partnership. Effective May 1, 1995, the partnership agreement was amended to, among other things, enable the Company to receive reinbursement for its past licensing expenditures through an amendment that provides for the Company to receive 75% of all royalties, fees, and other monies paid to TEK-KOL by third parties, until such time that the Company has received $2.0 million. After the Company receives $2.0 million, all royalties, fees, and other monies paid to TEK-KOL will be shared evenly. Ongoing licensing activities will be the responsibility of TEK-KOL. The Company will record licensing revenues as these monies are received. To date, the Company has not been reimbursed for past licensing related expenditures.

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
                         ===============  ================

Sales revenue was derived primarily from contracts to manufacture assembly equipment with three, four and two customers in 1997, 1996 and 1995, respectively. Revenue from sales of automated assembly equipment accounted for 99%, 93% and 96% of the Company's revenues in 1997, 1996 and 1995, respectively. In each of the past three years, no single customer has accounted for more than 10% of sales on a consistent basis. Revenues derived from three customers in 1997 represent approximately $1,105,000, $928,000 and $669,000 of the Company's consolidated revenues. Revenues derived from four customers in 1996 represent approximately $1,213,000, $751,000, $643,000 and $445,000 of the Company's
consolidated revenues. Revenues derived from two customers in 1995 represent approximately $426,000 and $226,000 of the Company's consolidated revenues. AMS does not have long-term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future.

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

Warrants and Options The following table summarizes disclosures required by SFAS 123 for warrant and option activity subsequent to December 31, 1994:

Common shares underlying outstanding warrants and options

                                          Underlying Common    Weighted-average
                                                Shares           exercise price
                                     -----------------------------------------------
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

The weighted average grant date fair market value of warrants and options granted in 1997 and 1996 are $1.48 and $2.64 per share, respectively. All warrants and options granted, are not subject to repurchase by the Company. Approximately 1.9 million common shares underlying warrants and options have been registered with the SEC as of December 31, 1997.

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


                                  Years ended December 31,
                         ------------ ------------- --------------
                             1997          1996         1995
                         ------------ ------------- --------------
Net loss
   Historical              ($6,479)      ($4,259)      ($6,825)
   Pro Forma                (7,858)       (6,859)       (8,918)

Net loss per share-basic
   Historical               $(0.88)       $(0.80)       $(2.46)
   Pro Forma                 (1.07)        (1.28)        (3.21)


The Company granted warrants to employees for the purchase of 3,530,000 OCET common shares at $1.00 per share in 1995, and canceled a warrant for 850,000 of those shares in January 1996. There is no current market for OCET common stock. At December 31, 1997, warrants for the purchase of 2,680,000 OCET common shares are exercisable. All warrants to purchase OCET common shares expire December 31, 1999. No compensation expense was recorded in 1995 related to the OCET warrants, as the Company and its subsidiaries account for warrants and options in accordance with APB 25. The fair market value of the OCET warrants was estimated at the

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. Stockholders' Equity (Deficit) (continued)

grant date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%; volatility factor of zero as OCET is a non-public entity; expected life of 4 years and a dividend yield of zero. The resulting compensation expense of approximately $35,000 was included in the SFAS 123 pro forma disclosure.



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

                       SGI International and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9. Related Party Transactions (continued)

(f) Three employees exercised warrants in August 1995 for 274,154 common shares in exchange for notes payable of $308,000. The 8% notes were non-recourse and were payable on August 23, 1999, only if the bid price for the Company's common stock was in excess of $3.00 per share on that date. As of January 1995 the employees had pledged 321,341 restricted common shares as collateral for the notes payable. During the first quarter of 1996, the Company recorded compensation expense of $474,000 related to these transactions, as this was the first period in which the average price of warrants exercised was less than the market price. The Company has accounted for these transactions in accordance with the consensus for Emerging Issues Task Force Issue No. 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." The compensation expense was determined as the product of the aggregated common shares issued upon exercise and the difference between the market price of the common stock and the exercise price of the warrants. During the second quarter of 1996, the three employees exchanged 8% recourse notes payable August 23, 1999, for the non-recourse notes. The Company collected all principal and interest payments prior to December 31, 1996, and the note activity is reflected in the accompanying consolidated balance sheets as a component of stockholders' equity (deficiency).

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

4.3       Form of Series 86-B Promissory Notes(4)
4.4       Form of Series 86-C Promissory Notes(4)
4.5       Form of Series 90-A Units (Promissory Note and Preferred stock)(14)
4.6       Form of Series 90-B Units (Promissory Note and Preferred Stock)(14)
4.7       Form of Series 90-C Units (Promissory Note and Preferred Stock)(14)
4.8       Form of Series 90-D Units (Promissory Note and Preferred Stock)(14)
4.9       Form of Series P90 Preferred Stock(14)
4.10      Form of Series PS90 Preferred Stock(14)
4.11      Form of Series 91-A Units (Promissory Note and Preferred Stock)(17)
4.12      Form of Series 91-AA Units (Promissory Note and Preferred Stock)(17)
4.13      Form of Series 91-B Units (Promissory Note and Preferred Stock)(17)
4.14      Form of Series 91-C Units (Promissory Note and Preferred Stock)(17)
4.15      Form of Series 91-D Units (Promissory Note and Preferred Stock)(17)
4.16      Form of Series 91-E Units (Promissory Note and Preferred Stock)(17)
4.17      Form of Series 91-V Units (Promissory Note and Preferred Stock)(17)
4.18      Form of Series 91-P Preferred Stock(17)
4.19      Form of Series 91-R Preferred Stock(17)
4.20      Form of Series 91-S Preferred Stock(17)
4.21      Form of Series 91-T Preferred Stock(17)
4.22      Form of Series 91-M Preferred Stock(17)
4.23      Form of Series 92-A Preferred Stock(19)
4.24      Form of Series 92-B Preferred Stock(19)
4.25      Form of Series 93-A Units (Promissory Note and Preferred Stock)(22)
4.26      Form of Series 93-B Units (Promissory Note and Preferred Stock)(22)
4.27      Form of Series 93-C Units (Promissory Note and Preferred Stock)(22)
4.28      Form of Series 94-A Units (Promissory Note and Preferred Stock)(23)
4.29      Form of Series 94-B Units (Promissory Note and Preferred Stock)(23)
4.30      Form of Series 94-C Units (Promissory Note)(23)
4.31      Form of Series 95-C Convertible Preferred Stock (25)
4.32      Form of Series 95-D1 Redeemable Convertible Preferred Stock (25)
4.33.1    Form of Series 95-D1.03 Convertible Preferred Stock (26)
4.33.2    Form of Series 95-D1.04 Convertible Preferred Stock (26)
4.34      Form of Series 95-E Redeemable Convertible Preferred Stock (25)
4.35      Form of Series 95-R Convertible Preferred Stock (26)
4.36      Form of Series 96-A Convertible Preferred Stock (28)
4.37      Form of Series 96-B Convertible Preferred Stock (28)
4.38      Certificate of Secretary re: Designation of Series 97-C Preferred
          Stock.(29)
4.39      Certificate of Secretary re: Designation of Series 97-D Preferred
          Stock.(29)
4.40      Form of Debenture for Series 97-E.(29)
4.41      Form of Warrant for Series 97-E.(29)
4.42      Certificate of Secretary re: Designation of Series 97-F Preferred
          Stock.(29)
4.43 Amended Certificate of Secretary re: Designation of Series 97-G Preferred Stock.(29)
4.44      Form of Common Stock Certificate.(29)
4.45      Form of Warrant Certificate re: Existing Warrants.(30)
4.46      Form of Stock Purchase Warrant re: 97-D and 97-F Preferred Stock.(30)
4.47      Form of Stock Purchase Warrant re: Series 97-B Preferred Stock.(29)
4.48      Form of Stock Purchase Warrant re Series 97-G Preferred Stock.(29)
4.49 Series 97-D Preferred Stock Purchase Agreement dated August 12, 1997 between the Registrant and the holders thereof.(30)
4.50 Registration Rights Agreement re: Series 97-D Preferred Stock dated August 12, 1997 between the Registrant and the holders thereof.(30)
4.51 Series 97-F 8% Convertible Preferred Stock Subscription Agreement dated November 6, 1997, between the Registrant and the holders hereof.(30)
4.52 Registration Rights Agreement re: Series 97-F Preferred Stock dated November 6, 1997, between the Registrant and the holders thereof.(30)
4.53 Series 97-G 8% Convertible Preferred Stock Subscription Agreement between the Registrant and Settondown Capital dated January 8, 1998.(29)
4.54 Series 97-G 8% Convertible Preferred Stock Subscription Agreement between Registrant and Dominion Capital dated January 8, 1998.(29)
4.55 Form of Registration Rights Agreement re: Series 97-G Preferred Stock dated January 8, 1998, between the Registrant and the holders thereof.(29)
4.56      Agreement between the Registrant and AEM dated December 11, 1997.(29)
4.57 Agreement between the Registrant and The Taxin Network dated April 22, 1997.(29)
4.58      Certificate of Secretary re: Designation of Series 98-A Preferred
          Stock.(31)
4.59      Form of Series 98-A Stock Purchase Warrant(31)
4.60 Series 98-A 6% Convertible Preferred Stock Placement Agent Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof. (31)
4.61 Registration Rights Agreement for Placement Agent re: Series 98-A Preferred Stock date March 6, 1998, between the Registrant and the holders thereof. (31)
4.62 Series 98-A 6% Convertible Preferred Stock Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof. (31)
4.63 Registration Rights Agreement re: Series 98-A Preferred Stock date March 6, 1998, between the Registrant and the holders thereof. (31)

10.1.1 Amended and Restated Agreements with LFC Technology Partners - Pre 10/1/87(4)
10.1.2    Amended Technology Transfer Agreement dated 10/1/87(5)
10.1.3 Research Agreement Waiver (and Amended Research Notes) dated 10/1/87(5)
10.2      AEM Agreement(2)(3)
10.3.1    Assignment Agreement dated 11/13/84 with Ernest Esztergar(6)
10.3.2 First Amendment to Assignment Agreement dated 12/31/87 with Ernest Esztergar(5)
10.4      Employment Agreement with Ernest Esztergar(2)(3)
10.4.1    Employment Agreement with Ernest Esztergar (1995)(26)
10.5 Lease for executive offices at 3366 N. Torrey Pines Ct. #220, La Jolla, CA 92037(4)
10.5.1    Lease of executive offices (LJF)(14)
10.5.2    First amendment to Lease of Executive offices dated as of 10/17/95(26)
10.6      Modification Agreement dated as of 10/1/87(7)
10.6.1    Settlement Agreement dated as of December 10, 1992(18)
10.7 Agreement to Proceed (including Agreement to Proceed, LFC Release and Addendum)(5)
10.8 Participation Agreement (including Participation Agreement, Confidentiality Agreement and Addendum)(5)
10.9      Agreement dated as of July 1, 1988 between AEM and Company(9)
10.10     Agreement dated July 19, 1989 between SMC and Company(10)
10.11     Technology Purchase Agreement, dated as of 9/28/89(11)
10.12     Partnership Agreement, dated as of 9/30/89(11)
10.12.1   First Amendment to Partnership Agreement dated as of 12/1/91(17)
10.12.2   Second Amendment to Partnership Agreement dated as of 5/1/95(26)
10.13     SGI Assignment Agreement, dated as of 9/30/89(11)
10.14     SMC Assignment Agreement, dated as of 9/30/89(11)
10.15     Coal Handling License, dated as of 9/30/89(11)
10.16     License to SGI International, dated as of 9/30/89(11)
10.17     License to Shell Mining Company, dated as of 9/30/89(11)
10.18.1 First Amendment to License to Shell Mining Company, dated as of 5/01/95(26)
10.19     ENCOAL/SGI Services Agreement, dated as of 7/18/90(14)
10.20     SMC Services Agreement, dated as of 9/30/89(11)
10.21     Accounting Procedures(11)
10.22     Confidentiality Addendum(11)
10.23     Addendum to Documents 10.19 through 10.29(11)
10.24 Letter of Intent dated June 5, 1993 between Company & Shanxi Coal Bureau, China(20)
10.25 Letter of Intent dated July 16, 1993 between Company & Fushun Coal Mine Administration, China (20)
10.26 Letter of Intent dated January 28, 1994 between Company and Shandong Provincial Coal Bureau, and Comprehensive Utilization Corporation of Shandong Coal Industry, China(21)
10.27     Acquisition Agreement dated as of September 8, 1995(25)
10.28.1   Lending and Commitment Agreement dated as of September 8, 1995(25)
10.28.2 First Amendment to Acquisition and Funding Agreement dated as of September 22, 1995(25)
10.28.3 Second Amendment to Acquisition & Funding Agreement dated as of October 20, 1995 (24)
10.29     Technology Transfer Agreement (SGI/OCET) dated 3/17/95(26)
10.29.1 First Amendment to Technology Transfer Agreement dated as of 5/15/95(26)
10.29.2   Second Amendment to Technology Transfer Agreement dated as of
          August 25, 1996 (28)
10.30     Employment Agreement with Joseph A. Savoca dated as of
          June 12, 1995 (26)
18.1      Letter re: Change in Accounting Principles(4)
22.1      Subsidiaries(5)
23.1      Consent of J.H. Cohn LLP, Independent Auditors (30)
23.2      Consent of Ernst & Young LLP, Independent Auditors (30)
99.1      Agreement dated June 20, 1988(8)
99.2      Modification Agreement dated August 1, 1988(8)
99.3      Colstrip Notes(8)
99.4.1    Other Notes (Healy Alaska)(8)
99.5      LTI Agreement(8)
99.6      SGI/MOP General Release(8)
99.7      Creditor Releases(8)
99.8      SGIF/DOE/METC Agreement dated 9/20/91(17)
          (1) Incorporated by reference to the Registrant's Registration Statement on Form S-14 (File No. 2-93124) (the "Registration Statement") filed on September 6, 1984.
          (2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed on April 24, 1985.
          (3) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1985.
          (4) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1986.
          (5) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1987.
          (6) Incorporated by reference to Amendment No. 1 to the Registration Statement filed on December 31, 1984.
          (7) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended September 30, 1987.
          (8) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended June 30, 1988.
          (9) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended
               March 31,1990.
          (10) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended September 30, 1990.
          (11) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended March 31, 1990.
          (12) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1988.
          (13) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1989.
          (14) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1990.

          (15) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 1990.
          (16) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on March 1, 1991.
          (17) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1991.
          (18) Incorporated by reference to Report on Form 8-K (File No. 2-93124) filed on January 15, 1993.
          (19) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the l year ended December 31, 1992.
          (20) Incorporated by reference to 1st Amendment to Form S-1 filed December 20, 1993.
          (21) Incorporated by reference to 3rd Amendment to Form S-1 filed March 9, 1994.
          (22) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1993.
          (23) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1994.
          (24) Incorporated by reference to Report on Form 10-Q (File No. 2-93124)for the quarter ending September 30, 1995.
          (25) Incorporated by reference to Report on Form 8-K/A (File No. 2-93124) filed October 6, 1995.
          (26) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1995.
          (27) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1996.
          (28) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 26, 1996.
          (29) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-2 (File No. 2-93124) filed on January 23, 1998.
          (30) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1997.
          (31) Previously filed with Form 10-K (File No. 2-93124) for the year ending December 31, 1997.


(c) Reports on Form 8-K filed in the fourth quarter of 1996: November 26, 1997, Change in registrants Certifying Accountant; January 23, 1998, Sale of Equity Securities pursuant to Reg S.
(d) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report
(e)  Not applicable

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May 1998.

SGI INTERNATIONAL


By: /s/ Joseph A. Savoca
----------------------------------
Joseph A. Savoca, Chairman/CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                          Title                         DATE


/s/ Joseph A. Savoca
----------------------------       Chief Financial Officer
Joseph A. Savoca                   Director                      May 11, 1998



/s/ Bernard V. Baus
----------------------------
Bernard V. Baus                    Director                      May 11, 1998



/s/ Ernest P. Esztergar
----------------------------
Ernest P. Esztergar                Director                      May 11, 1998



/s/ Norman Grant
----------------------------
Norman Grant                       Director                      May 11, 1998



/s/ William Harris
----------------------------
William Harris                     Director                      May 11, 1998



/s/ William A. Kerr
----------------------------
William A. Kerr                    Director                      May 11, 1998