Form 10-Q/A
period 1995-09-30
SGI INTERNATIONAL
filed 1998-06-01
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A

                                Amendment No. 1




(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended September 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-16675

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

                                                            [ X ] Yes   [ ] No

The number of shares of Common Stock, no par value, outstanding as of November 6, 1995, was 3,453,129.

                               TABLE OF CONTENTS
                                  FORM 10-Q/A


PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                                  3

        Condensed Consolidated Statements of Operations                        4

        Condensed Consolidated Statement of Stockholders' Equity (Deficiency)  5

        Condensed Consolidated Statements of Cash Flows                        6

        Notes to Condensed Consolidated Financial Statements                   7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview                                                               8

        Results of Operations                                                  8

        Liquidity and Capital Resources                                        9


PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                             11

        ITEM 2. CHANGES IN SECURITIES                                         11

        ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                          11

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           11

        ITEM 5. OTHER INFORMATION                                             11

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              11


PART III. SIGNATURES                                                          12

                               SGI INTERNATIONAL
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,         December 31,
                                                                   1995                  1994
                                                               (Unaudited)
=================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                  $     69,041          $    551,299
  Receivable from joint venture partner                                 -                45,823
  Other                                                            35,833               120,284
-------------------------------------------------------------------------------------------------
Total current assets                                              104,874               717,406
-------------------------------------------------------------------------------------------------

Receivable from officers and directors                                  -               396,961

LFC Process related assets:
  Notes receivable                                              1,103,622             1,241,183
  Royalty rights                                                2,278,313             2,514,000
  LFC cogeneration project                                        658,026               736,989
  Investment in TEK-KOL Partnership                               534,276               412,276
  Australia LFC project                                           180,994               202,714
  Other technological assets                                       70,645               988,638
  Process demonstration equipment, net                            320,859               541,772
-------------------------------------------------------------------------------------------------
                                                                5,146,735             6,637,572

Other assets, net                                                 580,336               446,423
-------------------------------------------------------------------------------------------------
                                                             $  5,831,945          $  8,198,362
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                           $    284,780          $    306,632
  Current maturities of long-term obligations                   3,251,554             3,251,530
  Accrued salaries                                                 48,996                84,630
  Royalties payable to related parties                            129,290               229,854
  Interest payable                                                437,601               193,015
  Other current liabilities                                       120,665                     -
-------------------------------------------------------------------------------------------------
Total current liabilities                                       4,272,886             4,065,661

Long-term notes payable, less current maturities                3,858,083             3,575,835
-------------------------------------------------------------------------------------------------
Total liabilities                                               8,130,969             7,641,496
-------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity (deficiency):
  Convertible preferred stock, $.01 par value;
    20,000,000 shares authorized, 116,070 shares
    issued and outstanding (107,101 at Decemeber 31, 1994)          1,161                 1,071
  Common stock, no par value; 75,000,000 shares
    authorized, 3,413,627 shares issued and
    outstanding (2,104,447 at December 31, 1994)               31,842,544            29,377,998
  Paid-in capital                                               2,595,340             2,512,621
  Deficit accumulated during the development stage            (36,738,069)          (31,334,824)
-------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                        (2,299,024)              556,866
-------------------------------------------------------------------------------------------------
                                                             $  5,831,945          $  8,198,362
=================================================================================================

See notes to condensed consolidated financial statements.

                               SGI INTERNATIONAL
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              July 22, 1980
                                             (inception) to           Three Months ended                  Nine Months ended
                                              September 30,             September 30,                       September 30,
                                                   1995             1995            1994              1995               1994
=================================================================================================================================
Revenues:
  Research and LFC consulting fees           $   3,624,401     $          -     $          -     $          -      $          -
  Engineering services revenue from
    related party                                  422,565                -                -                -           117,294
  Contract revenue                                 431,108                -           20,047            9,282            20,047
  Net gain from related party for sale
    of LFC technology                            1,347,603                -          120,000                -           360,000
  Interest income                                  770,996              242           12,578           24,537            36,937
---------------------------------------------------------------------------------------------------------------------------------
                                                 6,596,673              242          152,625           33,819           534,278

Expenses:
  Engineering, research and consulting          15,886,517          179,439          724,615        1,294,508         2,329,749
  General and administrative                    11,068,622          637,647          243,387        1,224,573           710,771
  Legal and accounting                           4,689,889          131,600          158,640          483,859           463,631
  Depreciation and amortization                  5,516,594        1,162,945          236,465        1,665,551           700,410
  Interest                                       6,173,120          293,890          233,826          768,573           684,226
---------------------------------------------------------------------------------------------------------------------------------
                                                43,334,742        2,405,521        1,596,933        5,437,064         4,888,787

Net loss                                     $ (36,738,069)    $ (2,405,279)    $ (1,444,308)    $ (5,403,245)     $ (4,354,509)
=================================================================================================================================

Net loss per share                                             $      (0.81)    $      (0.75)    $      (2.15)     $      (2.32)
=================================================================================================================================

Weighted average shares outstanding                               2,969,233        1,932,500        2,510,031         1,877,673
=================================================================================================================================

See notes to condensed consolidated financial statements.

                               SGI INTERNATIONAL
                         (A Development Stage Company)

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)


                                                                                                         Deficit
                                Convertible preferred                                                  accumulated         Total
                                       stock                 Common stock                              during the      stockholders'
                                --------------------- --------------------------                       development        equity
                                 Shares     Amount       Shares        Amount     Paid-in capital        stage         (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1994               107,101   $  1,071    2,104,447   $ 29,377,998    $  2,512,621     $ (31,334,824)    $    556,866
  Issuance of common
    stock for cash                                       786,844        883,865                                            883,865
  Issuance of common
    stock for services                                   120,000        231,000                                            231,000
  Exercise of warrants
    to purchase common
    stock for cash and
    notes                                                274,829        318,548                                            318,548
  Issuance of convertible
    preferred stock for cash     125,002      1,250                                  1,112,692                           1,113,942
  Conversion of convertible
    preferred stock into
    common stock                (116,033)    (1,160)     127,507      1,031,133     (1,029,973)                                  -
  Net loss                                                                                             (5,403,245)      (5,403,245)
------------------------------------------------------------------------------------------------------------------------------------

Balances at
 September 30, 1995              116,070   $  1,161    3,413,627   $ 31,842,544   $  2,595,340      $ (36,738,069)    $  2,299,024
------------------------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                               SGI INTERNATIONAL
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Nine months ended September 30,                                                  1995               1994
==============================================================================================================
Operating activities:
Net loss                                                                   $ (5,403,245)       $ (4,354,509)
Adjustments to reconcile net loss to net
  cash flows used for operating activities:
   Depreciation and amortization                                                755,556             700,410
   Write down of LFC Process related assets                                     909,995                   -
   Amortization of note discounts and contingent interest                       119,011             176,471
   Amortization of deferred compensation                                              -                   -
   Stock and warrants issued in lieu of compensation and interest               231,000              28,333
   Changes in assets and liabilities:
     Receivable from related party                                               45,823             (10,439)
     Contract receivable                                                              -                   -
     Receivable from officers and directors                                     396,961             (48,853)
     Other current assets                                                        84,451              34,568
     Accounts payable                                                           (21,852)            149,814
     Accrued salaries                                                           (35,634)             11,091
     Royalty payable                                                           (100,564)             37,500
     Interest and other current liabilities                                     365,251             189,708
--------------------------------------------------------------------------------------------------------------
Net cash flows used for operating activities                                 (2,653,247)         (3,085,906)
--------------------------------------------------------------------------------------------------------------

Investing activities:
   Collection of notes receivable                                               137,561                   -
   Additions to investment in TEK-KOL                                          (122,000)                  -
   Additions to other technological assets                                      (33,183)            (94,262)
   Additions to process demonstration equipment                                 (31,512)            (16,923)
   Additions to (disposal of) other assets                                       48,930            (135,534)
--------------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities                                       (204)           (246,719)
--------------------------------------------------------------------------------------------------------------
Financing activities:
   Proceeds from issuance of notes payable                                      699,286           1,997,512
   Payments of notes payable                                                   (536,025)         (1,287,233)
   Proceeds from issuance of convertible preferred stock                      1,113,942             243,713
   Proceeds from issuance of common stock                                       893,990           3,434,801
--------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                               2,171,193           4,388,793
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                (482,258)          1,056,168

Cash and cash equivalents at beginning of the period                            551,299             805,699
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                             $     69,041        $  1,861,867
==============================================================================================================

See notes to condensed consolidated financial statements.

                               SGI International
                         (A Development Stage Company)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1995
                                  (Unaudited)

(1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of SGI International (the "Company") for the nine months ended September 30, 1995, and 1994, are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of September 30, 1995, and the consolidated results of operations for the three and nine month periods ended September 30, 1995, and 1994. The results of operations for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1994, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(2) ORGANIZATION AND BUSINESS

     The principal business of the Company is to market licenses for the Liquids from Coal (LFC) Process Technology as licensing agent for the TEK-KOL Partnership, to provide expert technical services to LFC Process related activities and projects and to further research, develop and license the OCET Technology.

     The recovery of amounts invested in SGI's principal assets, the LFC
Process related assets, is dependent upon the Company's ability to successfully license the LFC and OCET technologies or attract sufficient additional financing to complete commercialization of the LFC and OCET technologies. The Company is engaged in such license marketing activities and negotiations to secure additional financing. There is no assurance that such efforts will be successful.

(3) SUBSEQUENT EVENT

     As previously reported on Form 8-K, SGI entered into an agreement to acquire 100% of the outstanding common stock of Assembly Manufacturing Systems, Inc. ("AMS"). AMS is a Simi Valley, California based manufacturer of robotic assembly systems. SGI issued three preferred shares (convertible after two years into 444,445 common shares) pursuant to the acquisition agreement as amended on October 20, 1995. The transaction will be recorded in the Company's fourth quarter using the purchase method of accounting. The fair market value of the assets and liabilities acquired approximates their book value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


                                    Overview

     Although the Company's current financial condition remains weak, management feels improvement was made during the quarter ended September 30, 1995. The Company is restructuring its debt by deferring principal payments until September 30, 1997, or converting principal and interest amounts into equity. Accrued interest and interest earned for the twelve month period ended September 30, 1996, will be paid on September 30, 1997, or will be currently converted to equity. Interest for the twelve month period ended September 30, 1997, will be paid quarterly beginning December 31, 1996, or will be converted to equity in the fourth quarter of 1996. As discussed in Part II Item 5, the Company recently acquired Assembly Manufacturing Systems, Inc. ("AMS"). This acquisition is expected to generate positive cash flows and income before taxes for AMS and the Company. Non-recurring sources of working capital are currently being pursued and Management's immediate focus is to continue to improve the Company's current financial condition.

     OCET Corporation, a wholly-owned SGI subsidiary, the Company and Asian Investment Advisors ("AIA"), a venture capital group, recently entered into an agreement whereby AIA funded testing of the OCET process applied to crude oil and resid samples supplied by Maraven. The OCET process is designed to convert refinery residual oil into higher value petroleum products and synthetic coal. Maraven is a Venezuelan government owned company, and results of these tests will help determine the degree of economic viability of the OCET process as applied to Maraven's products. Favorable results could lead to licensing and royalty agreements with Maraven and its subsidiaries. TEK-KOL and Mitsubishi are currently negotiating terms of a memorandum of understanding for project funding and payment for exclusive marketing rights in the Pacific Rim. TEK-KOL representatives continue to discuss LFC marketing and licensing arrangements with Mitsui and Ube Industries.

     The Company is committed to pursuing these opportunities and others that may be presented in the future in order to achieve its long term objective, the successful commercialization of the LFC and OCET technologies.

     The report of the Company's independent auditors for the year ended December 31, 1994, contains an emphasis paragraph as to the Company's ability to continue as a going concern. As discussed in Liquidity and Capital Resources, the Company has short-term and long-term liquidity deficiencies. The Company's ability to continue as a going concern is dependent upon successful financing of its immediate working capital requirements and successful commercialization of the LFC and OCET technologies. The Company is engaged in license marketing activities and negotiations to secure additional financing. If immediate working capital requirements are not successfully financed and/or the LFC and OCET technologies cannot be successfully commercialized, then the adverse impact on the business and operations of the Company could be material.


                             Results of Operations

     The Company's coal testing and analysis contract with the U.S.
Department of Energy was completed during the three months ended June 30, 1995, and the appropriate revenue was recorded. The Company provided no contract engineering services to ENCOAL during the nine months ended September 30, 1995; therefore, revenues declined during the three and nine month periods compared to the same 1994 periods. Also, all deferred technology purchase payments were received prior to 1995; therefore, no gain on sale of technology was recorded in 1995. Interest income has decreased in 1995 as the Company's cash balances have been lower than in 1994.

     The Company's engineering, research and development activities for the three months ended September 30, 1995, were significantly curtailed due to a conscious business decision to reduce uncompensated engineering services provided to ENCOAL. Consequently, expenses related to these activities for the three and nine month periods ended September 30, 1995, have decreased significantly compared to the same 1994 periods. As the Company obtains financing, certain engineering and research activities may be resumed.

     General and administrative expense for the three months ended September
30, 1995, includes a non-cash charge of $390,000 to reserve for loans to former officers, employees and consultants which may not be collectible. General and administrative expense during the nine months ended September 30, 1995, includes the aforementioned non-cash charges and the $231,000 stock for services charge reported in the second quarter. After excluding these one-time non-cash charges, general and administrative expense for the three and nine month periods ended September 30, 1995, has remained stable and significantly declined, respectively, compared to the same 1994 periods. Personnel reductions and other cost cutting measures helped achieve these reduced expenditure levels.

     The Company has determined that the carrying values of certain LFC process related assets should be reduced to their estimated net realizable value. Accordingly, depreciation and amortization for the three months ended September 30, 1995, includes a charge of $0.9 million to reflect management's estimates.

     Interest expense for the three and nine month periods ended September
30, 1995, has increased compared to the same 1994 periods because of a reduction in capitalized interest and an interest premium offered to certain noteholders to compensate for extension of the related notes' due date.


                        Liquidity and Capital Resources

     The Company's financing activities raised approximately $2.7 million and $5.7 million during the nine months ended September 30, 1995, and 1994, respectively. These funds were raised primarily through the private placement of debt and equity securities. Current management has lowered the importance of generating cash flows through financing activities; consequently, the 1995 cash flows provided by the Company's financing activities have decreased from 1994. Cash flows provided by future financing activities will be required to fund future operating activities.

     Current management has significantly increased the importance of reducing cash flows used for operations by efficiently focusing on revenue generating activities and cost cutting measures. Net cash flows used for operating activities were $2.7 million and $3.1 million for the nine months ended September 30, 1995, and 1994, respectively. Future operating activities will include continued development of the OCET process and marketing of both the LFC and OCET processes. These activities will be financed until revenue sources, if any, can be established. Certain operating activities will be curtailed if financing cannot be obtained and revenues cannot be generated.

     The Company invested approximately $0.2 million and $0.2 million in additions to certain LFC Process related assets and other assets during the nine months ended September 30, 1995, and 1994, respectively. The amount of funds used for investing activities in a given period is directly related to development requirements and fund availability.

     As of September 30, 1995, the Company had current assets totaling
$105,000 including cash of $69,000, a working capital deficit of $4.2 million and note obligations of $3.4 million and $2.0 million maturing in 1995 and 1996, respectively. The Company is restructuring its debt as previously discussed in the "Overview" section. The Company anticipates continued operating losses over at least the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 1995.

     Short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of equity securities and proceeds from joint venture agreements. Management is currently examining methods of generating positive cash flows from LFC Process related notes receivable, the Company's net operating loss carryforwards, and through other creative means. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

     Long-term liquidity requirements are expected to be satisfied from technology licensing payments and the continued sale of debt and equity securities. Adequate funds, whether through financial markets or collaborative or other arrangements with strategic partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain or all of its development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself, which may affect the Company's long-term profitability.

     Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to profitable operations. The Company is required to contribute one-half (50%) of any such required capital contributions, and has agreed to contribute up to $700,000 to the TEK-KOL Partnership during 1995.

     A United States patent was issued in 1983 for certain steps in the LFC Process. The existing U.S. patent, which was assigned to TEK-KOL in 1989, will expire in the year 2000. Currently, management does not anticipate any material adverse impact caused by the expiration of the existing patent, based on the Company's overall technical expertise, trade secrets and experience, in comparison to the limited impact of the existing patent on the Company's marketing of the LFC technology.

     The Company does not have material commitments for capital expenditures as of September 30, 1995.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Debt Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        SGI and Bentley Finance entered into a Second Amendment To Acquisition and Funding Agreement (Exhibit 10.35.3 hereto) effective as of October 20, 1995, wherein the entire consideration to be paid to Bentley, in exchange for 100% of the outstanding AMS common stock, would be: one share of SGI Preferred Stock convertible into 300,000 shares of SGI common stock; and, two shares of Redeemable Convertible Preferred Stock convertible into a total of 144,445 shares of common stock, replacing all previously agreed consideration paid and/or payable to Bentley pursuant to the original Agreement, and the First Amendment. The transaction was finalized October 30, 1995.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           10.35.3 Second Amendment to Acquisition and Funding Agreement*

        b. Reports of Form 8-K

           The Company filed a Form 8-K on October 6, 1995, reporting the AMS stock acquisition (see Item 5 above).*

--------------------

* Previously filed.

                              PART III. SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL


By:/s/ Joseph A. Savoca                           June 1, 1998
----------------------------------
Joseph A. Savoca,
Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title


/s/ Joseph A. Savoca          Chief Executive Officer and        June 1, 1998
---------------------
Joseph A. Savoca              Chairman of the Board