Form 10-Q
period 1998-06-30
SGI INTERNATIONAL
filed 1998-08-14
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q




(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended June 30, 1998

                                       or

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

                                                            [ X ] Yes [ ] No

The number of shares of Common Stock, no par value, outstanding as of August 12, 1998, was 15,310,217.

                               TABLE OF CONTENTS
                                   FORM 10-Q


PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                                  3

        Condensed Consolidated Statements of Operations                        4

        Condensed Consolidated Statement of Stockholders' Equity (Deficiency)  5

        Condensed Consolidated Statements of Cash Flows                        6

        Notes to Condensed Consolidated Financial Statements                   7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introductory Note                                                      9

        Results of Operations                                                 10

        Liquidity and Capital Resources                                       11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            12

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                            13

         ITEM 2. CHANGES IN SECURITIES                                        13

         ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                         14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

         ITEM 5. OTHER INFORMATION                                            14

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             15


PART III. SIGNATURES                                                          16

                                                 SGI INTERNATIONAL AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     June 30,                    December 31,
                                                                       1998                         1997
                                                                   (Unaudited)
================================================================================================================
ASSETS
Current assets:
     Cash                                                        $    299,407                  $    429,232
     Restricted time deposit                                          402,500                       402,500
     Receivable from TEK-KOL Partnership                               68,580                        26,066
     Trade accounts receivable, less allowance for
          doubtful accounts of $84,460 and $84,460                    314,825                       346,763
     Costs and estimated earnings in
          excess of billings on contracts                             367,810                       146,364
     Inventories                                                       64,323                        64,843
     Prepaid expenses and other current assets                         71,207                       232,977
----------------------------------------------------------------------------------------------------------------
Total current assets                                                1,588,652                     1,648,745
----------------------------------------------------------------------------------------------------------------

LFC Process related assets:
     Notes receivable, net                                            150,000                       150,000
     Royalty rights, net                                            1,414,125                     1,571,250
     LFC cogeneration project, net                                    368,495                       421,137
     Investment in TEK-KOL Partnership                                495,396                       481,685
     Australia LFC project, net                                       101,357                       115,836
     Other technological assets, net                                   28,911                        29,598
----------------------------------------------------------------------------------------------------------------
                                                                    2,558,284                     2,769,506

Property and equipment, net of accumulated
     depreciation of $724,949 and $589,789                            918,472                        788,740
Goodwill, net of accumulated amortization
     of $120,755 and $96,790                                          359,489                       383,454
----------------------------------------------------------------------------------------------------------------
                                                                 $  5,424,897                  $  5,590,445
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                            $    607,878                  $    287,458
     Borrowings on line-of-credit                                     400,000                       400,000
     Billings in excess of costs and
          estimated earnings on contracts                             105,990                       193,792
     Current maturities of long-term notes payable                  3,061,875                     3,061,875
     12% convertible debentures                                       976,573                       976,573
     Accrued salaries, benefits and related taxes                     190,806                       240,368
     Payable to TEK-KOL Partnership                                        -                        100,000
     Interest payable                                                 483,788                       483,930
     Other accrued expenses                                            87,301                       189,308
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                           5,914,211                     5,933,304

Long-term notes payable, less current maturities                      109,500                       114,250
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                   6,023,711                     6,047,554
----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' equity (deficiency)
     Convertible preferred stock                                          661                           910
     Common stock                                                  43,047,488                    39,927,760
     Paid-in capital                                                9,538,771                     8,511,878
     Accumulated deficit                                          (53,185,734)                  (48,897,657)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                              (598,814)                     (457,109)
----------------------------------------------------------------------------------------------------------------
                                                                 $  5,424,897                  $  5,590,445
================================================================================================================

See notes to condensed consolidated financial statements.

                                                     SGI INTERNATIONAL AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)


                                                               Three months                        Six months
                                                              ended June 30,                      ended June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                         1998               1997             1998              1997
==============================================================================================================================
Revenues:
     Net sales                                       $ 1,500,276       $ 1,479,892       $ 2,589,188       $ 2,584,152
     Other                                                14,691             9,859            27,338            19,514
------------------------------------------------------------------------------------------------------------------------------
                                                       1,514,967         1,489,751         2,616,526         2,603,666

Expenses:
     Cost of sales                                     1,191,510         1,169,528         1,978,110         2,005,123
     Engineering, research and consulting                258,946           249,420           506,176           551,301
     Loss from investment in TEK-KOL                     196,075           207,675           427,289           331,748
     Selling, general and administrative                 796,728           623,092         1,478,194         1,154,546
     Legal and accounting                                167,792           152,279           353,558           305,073
     Depreciation and amortization                       195,516           174,928           387,875           351,681
     Interest                                            324,870           134,033           460,882           268,943
------------------------------------------------------------------------------------------------------------------------------
                                                       3,131,437         2,710,955         5,592,084         4,968,415
------------------------------------------------------------------------------------------------------------------------------
     Net loss                                        $(1,616,470)      $(1,221,204)      $(2,975,558)      $(2,364,749)

Imputed preferred stock dividends for Series 97G
     8% and 98A 6% convertible preferred stock                 -                 -         1,312,519                 -
------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                  $(1,616,470)      $(1,221,204)      $(4,288,077)      $(2,364,749)
------------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic                    $     (0.12)      $     (0.18)      $     (0.36)      $     (0.36)
==============================================================================================================================
Weighted average common shares outstanding            13,292,754         6,891,713        12,037,388         6,535,576
==============================================================================================================================

See notes to condensed consolidated financial statements.

                                                        SGI INTERNATIONAL AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                     (Unaudited)


                                            Preferred                                                                      Total
                                        convertible stock      Common stock                                            stockholders'
                                       -------------------  ------------------------                     Accumulated       equity
                                        Shares     Amount      Shares      Amount      Paid-in capital     deficit     (deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balances at
 December 31, 1997                      90,997     $ 910     9,258,250  $39,927,760      $ 8,511,878    $(48,897,657)  $  (457,109)
  Issuance of common stock for cash                            194,502      156,800                                        156,800
  Exercise of warrants for cash                                  5,000        3,000                                          3,000
  Issuance of common stock for
    services and operating activities                          126,571      128,180                                        128,180
  Issuance of preferred stock for cash   2,750        28                                   2,313,172                     2,313,200
  Conversion of preferred stock        (27,698)     (277)    4,258,391    2,831,748       (2,831,471)                            -
  Issuance of warrants to purchase
    common stock to non-employees                                                             44,640                        44,640
  Interest expense related to warrant
    issue                                                                                    188,033                       188,033
  Net loss                                                                                                (2,975,558)   (2,975,558)
  Preferred Series 97G and 98A
    imputed dividends                                                                      1,312,519      (1,312,519)            -
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1998               66,049     $ 661    13,842,714  $43,047,488      $ 9,538,771    $(53,185,734)     (598,814)
====================================================================================================================================



See notes to condensed consolidated financial statements.

                                 SGI INTERNATIONAL AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


Six months ended June 30,                                                   1998            1997
-----------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                              $ (2,975,558)    $ (2,364,749)
Adjustments to reconcile net loss to net
     cash used in operating activities:
  Equity in net loss of TEK-KOL Partnership                                427,289          331,748
  Depreciation and amortization                                            387,875          365,068
  Common stock issued for interest, services,
    and other operating activities                                         128,180          172,820
  Non-employee compensation expense on issuance of warrants                 44,640                -
  Imputed interest on warrants issued to note holders                      188,033                -
  Changes in operating assets and liabilities:
    Receivable from TEK-KOL Partnership                                    (42,514)           6,365
    Trade accounts receivable                                             (189,508)        (347,820)
    Other current assets                                                   162,290         (236,252)
    Accounts payable                                                       320,420          583,836
    Billings in excess of costs and estimated
      earnings on contracts                                                (87,802)        (327,664)
    Accrued salaries, benefits and related taxes                           (49,562)          13,569
    Interest payable                                                          (142)           4,000
    Other accrued expenses                                                (102,007)         121,169
-----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (1,788,366)      (1,677,910)
-----------------------------------------------------------------------------------------------------
Investing activities:
LFC Process related assets:
  Investment in TEK-KOL Partnership                                       (441,000)        (449,999)
  Payable to TEK-KOL Partnership                                          (100,000)         (83,252)
Purchase of property and equipment                                        (264,892)        (256,497)
Other assets                                                                (3,817)          (2,453)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (809,709)        (792,201)
-----------------------------------------------------------------------------------------------------
Financing activities:
  Borrowings on line-of-credit                                                   -          100,000
  Payments of notes payable                                                 (4,750)         (16,750)
  Proceeds from issuance of common stock                                   159,800        1,122,423
  Proceeds from issuance of preferred stock                              2,313,200          900,000
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                2,468,250        2,105,673
-----------------------------------------------------------------------------------------------------
Net decrease in cash                                                      (129,825)        (364,438)
Cash at beginning of period                                                429,232          740,018
-----------------------------------------------------------------------------------------------------
Cash at end of period                                                 $    299,407     $    375,580
=====================================================================================================
Supplemental disclosure of cash flow information:
  Interest paid                                                       $    229,372     $    217,367
Supplemental disclosure of non-cash activities:
  Common stock issued for services and other operating activities     $    128,180     $    172,820
=====================================================================================================

See notes to condensed consolidated financial statements.

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries (the "Company") for the three and six month periods ended June 30, 1998, and 1997, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of June 30, 1998, and the consolidated results of operations for the three and six month periods ended June 30, 1998, and 1997. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K filed with the Securities and Exchange Commission.


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

On May 11, 1998, the Company gave notice to Bluegrass Coal Holding Company ("Bluegrass") a subsidiary of Zeigler Coal Holding Company, in accordance with the TEK-KOL Partnership Agreement (the "Partnership Agreement"), that it was unilaterally terminating the Partnership Agreement effective six months from the date of the notice. Upon termination, the parties are required to take those steps necessary to dissolve the partnership and wind up all partnership affairs. All tangible assets are to be sold or otherwise disposed of and all intangible assets comprising intellectual property are transferred to both parties such that each party owns an undivided 50% interest in all patents, trade secrets, trademarks, and all other intellectual property. However, upon termination, the Company has a worldwide exclusive through April 12, 2000, to market and license the LFC Technology. After April 12, 2000, both parties have the right to market and license the present technology worldwide. Bluegrass may continue to use the LFC Technology on any of its sole projects.

Royalties earned on licenses entered into through the term of the Company's exclusive period ending on April 12, 2000, are paid 80% to the Company and 20% to Bluegrass, up to a date 10 years from the date of dissolution. For licenses entered into after April 12, 2000, royalties are divided equally between the parties for a period of 10 years after the date of dissolution. Both the Company and Bluegrass are obligated to continue funding the TEK-KOL Partnership until dissolution.

While not anticipated, the termination of the Partnership Agreement could have a material adverse impact on the business and operations of the Company.

(3)  EQUITY TRANSACTIONS

The common stock of the Company is currently traded and prices quoted on the NASD OTC Bulletin Board under the symbol SGII. In the course of accounting for the issuance of its various equity securities the Company frequently refers to the closing bid price of its common stock, as quoted on the OTC Bulletin Board. The Company believes that the OTC Bulletin Board quoted bid price is the best indication of the stock's fair market value. This belief is premised on the stock's daily trading volumes which averaged approximately 76,000, 53,000, and 38,000 shares for the years 1995, 1996 and 1997, respectively.


(4)  NET LOSS PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing the net loss available to common stockholders, preferred stock dividends are deducted from the net loss. Preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted. Shares issuable upon conversion of preferred stock, convertible debentures and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. All per share amounts for all periods presented must be restated to conform to SFAS No. 128 requirements. No restatement of the previously determined per share amounts is necessary as the effects of the outstanding convertible securities, warrants and options would be anti-dilutive.


(5)  RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 130 of the Financial Accounting Standards Board, "Reporting Comprehensive Income," (SFAS No. 130) establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes items such as unrealized gains on available-for-sale securities that are not included in net income. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective in 1998 and had no material impact on the Company's results of operations or related disclosures for the six months ended June 30, 1998.

Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 requires the disclosure of financial information on operating segments on the basis used by management in evaluating performance and deciding how to allocate resources. SFAS No. 131 will first be reflected in the Company's 10-K for the year ending December 31, 1998.

(6)  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

                                             June 30,            December 31,
                                              1998                   1997
===============================================================================

Office furniture and fixtures             $  114,000              $  109,000
Laboratory equipment                         996,000                 836,000
Machinery and equipment                      121,000                 118,000
Computer equipment                           360,000                 295,000
Leasehold improvements                        52,000                  21,000
-------------------------------------------------------------------------------
                                           1,643,000               1,379,000
Less accumulated depreciation               (725,000)               (590,000)
-------------------------------------------------------------------------------
   Net property and equipment             $  918,000              $  789,000
===============================================================================


(7)  RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations, cash flows or stockholder's equity.


(8)  Subsequent Events

On July 28, 1998, the Company, for net proceeds of $490,000, issued 550 shares of Series 98A 6% Convertible Preferred Stock pursuant to the provisions of Regulation D to two accredited investors. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. The dividend is only payable in common stock of the Company. The Company also issued warrants to purchase a total of 70,000 common shares at $1.18 per share to these investors. The Series 98A Preferred Stock is convertible, at the earlier of the date the underlying common shares are included in a registration statement which has been declared effective by the SEC, or sixty days from the closing date, July 28, 1998. Each Series 98A Preferred Share is convertible into the number of shares of common stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of the Series 98A Preferred Stock. The conversion price is determined based on the date the conversion notice is received and is equal to the lesser of (a) the average closing bid price of the common stock over the five day trading period prior to March 6, 1998, or (b) 75% of the average of the closing bid price of the common stock on the five trading days ending on the date preceding the conversion notice. No sale can occur absent an effective registration statement for the underlying stock. The warrants were exercisable 10 days after issuance and expire on March 6, 2003. The 98A Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation Value plus accrued and unpaid dividends. The 98A Preferred Shares will automatically convert into common stock two years from the closing date. The Company has agreed to include the common shares underlying the warrants and preferred stock in an amendment to its current registration statement effective July 22, 1998. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.


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


                             RESULTS OF OPERATIONS

Net Loss per Common Share. Net loss per common share for the three and six month periods ended June 30, 1998, decreased approximately $0.06 per share and $0.11 per share, respectively, over the same prior year period after excluding non-recurring imputed dividends. The imputed dividends are related to the beneficial conversion feature associated with the issuance of the Series 97G and 98A convertible preferred shares. Also see Note 4 "Net Loss per Share" to the condensed consolidated financial statements. The decrease in net loss per share for both the three and six month periods is primarily attributable to an increase in the weighted average number of common shares outstanding, as the overall net loss increased approximately $395,000 and $611,000 over the same prior year period.

Sales and Cost of Sales. Sales and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method. Sales and cost of sales for the three and six months ended June 30, 1998, remained substantially unchanged over the same prior year periods.

Other Income. Other income for the three and six months ended June 30, 1998, increased 49% and 40% over the same prior year periods. The increases for both periods are primarily due to additional interest income on the Company's restricted time deposit.

Loss on Investment in TEK-KOL. The Company's share of the TEK-KOL loss for the three months ended June 30, 1998, remained substantially unchanged over the same prior year period. The Company's share of the TEK-KOL loss for the six month period ended June 30, 1998, increased approximately 29% over the same prior year period. The increase is primarily attributable to TEK-KOL's continuing efforts to increase the economic value of CDL and increased expenses related to project development efforts in the Kuzbass region of Russia and the Powder River Basin in Wyoming.

Engineering Research and Consulting Expenses. Engineering research and development expenses are essentially related to the Company's activities pertaining to the OCET and LFC technologies. Engineering research and development expenses for the three months ended June 30, 1998, remained substantially unchanged over the same prior year period. Engineering research and development expenses for the six months ended June 30, 1998, decreased 8% over the same prior year period. The total decrease is attributable to a 38% reduction in the number of employees working at the Company's OCET laboratory and partially offset by the Company's continuing efforts to develop the OCET process and bring the process development unit on line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998, increased 28% over the same prior year period. The increase is essentially related to the Company agreeing to issue an additional 110,000 shares of restricted common stock, valued at $105,000, to the 97D convertible preferred stock investors. The shares were issued in settlement of a "favored nations" clause in the 97D Stock Purchase Agreement. The remaining portion of the increase is attributable to various miscellaneous administrative expenses, including approximately $25,000 of financial penalties associated with delays in registering the common shares underlying certain securities of the Company. In addition, selling, general and administrative expenses for AMS increased approximately $41,000 or 22% over the prior year period due to an increase in marketing personnel and related expenses.

Selling, general and administrative expenses for the six months ended June 30, 1998, increased 28% over the same prior year period. The increase is related to the Company agreeing to issue an additional 110,000 shares of restricted common stock, valued at $105,000, to the 97D convertible preferred stock investors; an approximate $82,000 increase in administrative salary expenses; and approximately $41,000 of financial penalties associated with delays in registering the common shares underlying certain securities of the Company. In addition, selling, general and administrative expenses for AMS increased approximately $42,000 or 11% over the prior year period due to an increase in marketing personnel and related expenses.

Legal and Accounting Expenses. Legal and accounting expenses for the three and six months ended June 30, 1998, increased 10% and 16%, respectively, over the same prior year periods. The increase is related primarily to legal expenses incurred in preparing and filing the Company's recent registration statement on Form S-2 with the Securities and Exchange Commission.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three and six months ended June 30, 1998, increased 12% and 10%, respectively, over the same prior year periods. The increase for both periods are due primarily to purchases and construction of additional equipment at the OCET laboratory and AMS.

Interest Expense. Interest expense for the three and six month periods ended June 30, 1998, increased 142% and 71% respectively, over the same prior year periods. The increase of approximately $188,000 for both the three and six month periods was due to the issuance of warrants to certain debt holders participating in the Company's 1997 debt restructuring. The warrants are granted and issued quarterly in arrears, with the last issuance due September 30, 1998.


                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had assets totaling $5.4 million, including unrestricted cash of $0.3 million, and a working capital deficiency of $4.3 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of June 30, 1998. Current notes payable and associated accrued interest aggregating $4.5 million due September 30, 1998, contribute to the Company's short-term deficiency at June 30, 1998. Short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at June 30, 1998. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. The Company believes the long-term liquidity deficiency will be satisfied through future equity sales, increased positive cash flows from AMS's operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities increased 7% over the same prior year period. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $3.0 million, incurred primarily in pursuing its administrative and development activities.

The Company's investing activities amounted to approximately $810,000 for the six month period ended June 30, 1998. The funds were utilized primarily in the funding of the TEK-KOL Partnership's operations, acquisition and construction of equipment at the OCET laboratory and the acquisition of computer related equipment at AMS. Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to its final pending dissolution. The Company is required to contribute one-half of any such required capital contributions. Management presently estimates that the Company will be required to contribute between $.75 million and $1.0 million in 1998. This estimate is based in part on the Company's pending joint venture with Mitsubishi Corporation, who in accordance with the August 6, 1998, letter of intent will assist in the funding of the Company's LFC development and marketing activities. In the event the joint venture is not consummated, the Company does not anticipate any significant change in its estimate as certain activities and expenses will be curtailed until funds are available. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. The Company does not have material commitments for capital expenditures as of June 30, 1998.

The Company's financing activities raised approximately $2.5 million for the six month period ended June 30, 1998. These funds were raised primarily through the private placement of equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

As noted previously, significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. While the Company is engaged in continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

[Not Applicable]

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


ITEM 2.   CHANGES IN SECURITIES

On April 1, 1998, the Company agreed to amend the terms and conditions of the Series 97D Preferred Stock Purchase Agreement dated August 12, 1997, ("97D Agreement") with the two purchasers thereof. In accordance with this amendment, the Company agreed to issue an additional 100,000 shares of restricted common stock of the Company to one purchaser and 10,000 shares of restricted common stock to the other purchaser in exchange for a mutual release of possible claims by the Company and the purchasers thereof. The 97D Agreement contained a "favored nations" clause which obligated the Company to pay the purchasers a certain amount in the event the Company sold convertible securities for $550,000 or less with similar terms and conditions and where the conversion price provided a greater discount than that given to the purchasers in the 97D Agreement. The 97D Agreement also granted the purchasers registration rights which provided monetary penalties in the event the registration statement relating to the shares to be registered was not declared effective within the required time. The Company entered into an agreement for the sale of convertible securities in January 1998 which was alleged by the purchasers in the 97D Agreement to trigger the favored nations and registration rights penalty provisions. The additional shares issued to the two purchasers settled the possible claims resulting from the favored nations and the registration rights provisions without relieving the Company of the obligation to continue paying a penalty monthly. The 110,000 shares of common stock were valued by the Company at $105,000.

On June 30, 1998, the Company granted certain debt holders, pursuant to the Company's 1997 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. In conjunction therewith, the Company recorded approximately $93,000 of interest expense. The warrants were issued to existing security holders of the Company in reliance upon exemptions from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. All of these debt holders were "Accredited Investors" as that term is defined in Regulation D.

As of June 30, 1998, all of the series 97G and 97F convertible Preferred Stock had been fully converted, at the election of the holders thereof, into 654,773 and 2,722,370 common shares of the Company.

During the three month period ended June 30, 1998, the Company issued additional incentive stock options, at fair market value pursuant to its 1996 Omnibus Stock Plan. The incentive options are exercisable for a total of 429,000 shares of common stock at $0.625 per share, the closing bid price on the grant date, to employees of the Company. The options were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

As provided in related service or consulting agreements, the Company granted eight warrants to purchase an aggregate 60,000 common shares, to one employee, four directors and three consultants for services rendered during the three month period ended June 30, 1998, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates. In connection therewith, the Company recorded compensation expense to non-employees of approximately $26,340. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants are exercisable one year from the grant date at $0.625 per share.

Additionally, the Company issued eleven warrants to purchase an aggregate 201,000 common shares, to the employees of its TEK-KOL partnership, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the individuals and legends were placed on the certificates. The common shares underlying the warrants vest 25% on the first day the warrant holder becomes an employee of SGI International or other entity owned by the Company. The remaining shares shall vest 25% each three month period thereafter, as long as warrant holder continues to be an employee.

During the quarter ended June 30, 1998, the Company issued 1,685 restricted common shares to one domestic individual pursuant to the exemptions provided by
Section 4(2) of the Securities Act and Regulation D for services rendered, valued at approximately $1,638. Investment representations were obtained from the individual and legends were placed on the certificate.


ITEM 3.   DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual Meeting of Stockholders was scheduled on June 20, 1998. The Company did not receive sufficient proxies to constitute a quorum and the meeting was adjourned to August 28, 1998, at which time it will be held to elect the Directors (Esztergar and Harris) and ratify the selection of J.H. Cohn LLP as its Independent Public Accountants. The meeting will be held at the Company headquarters in La Jolla at 9:00 a.m.. The directors have indicated that no other business is expected to be transacted at that meeting.


ITEM 5.   OTHER INFORMATION

On July 28, 1998, the Company, for net proceeds of $490,000, issued 550 shares of Series 98A 6% Convertible Preferred Stock pursuant to the provisions of Regulation D to two accredited investors. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. The dividend is only payable in common stock of the Company. The Company also issued warrants to purchase a total of 70,000 common shares at $1.18 per share to these investors. The Series 98A Preferred Stock is convertible, at the earlier of the date the underlying common shares are included in a registration statement which has been declared effective by the SEC, or sixty days from the closing date, July 28, 1998. Each Series 98A Preferred Share is convertible into the number of shares of common stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of the Series 98A Preferred Stock. The conversion price is determined based on the date the conversion notice is received and is equal to the lesser of (a) the average closing bid price of the Common Stock over the five day trading period prior to March 6, 1998, or (b) 75% of the average of the closing bid price of the common stock on the five trading days ending on the date preceding the conversion notice. No sale can occur absent an effective registration statement for the underlying stock. The warrants were exercisable 10 days after issuance and expire on March 6, 2003. The 98A Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation Value plus accrued and unpaid dividends. The 98A Preferred Shares will automatically convert into common stock two years from the closing date. The Company has agreed to include the common shares underlying the warrants and preferred stock in an amendment to its current registration statement effective July 22, 1998. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.

On August 6, 1998, the Company entered into a Letter of Intent with Mitsubishi Corporation ("Mitsubishi") to form a joint venture. The Letter of Intent provides for the formation of a new company (the "Joint Venture") to be owned equally by Mitsubishi and SGI. The Joint Venture's primary objective is to develop LFC projects in the Powder River Basin of Wyoming and further develop and market the LFC Technology and its products. This is a non-binding Letter of Intent and contemplates the parties will negotiate the additional terms of and enter into definitive Joint Venture and other agreements.

In accordance with the Letter of Intent, SGI is to provide the Joint Venture with personnel for engineering, LFC project development, and technology and product marketing in the United States. In addition, SGI is to develop strategic relationships and refine the CDL upgrading process. In consideration for these services, Mitsubishi is to pay SGI a set annual fee per year for at least two years or until the parties transition the Joint Venture into an operating entity.

Pursuant to the Letter of Intent, Mitsubishi is to provide to the Joint Venture, engineering to optimize the LFC technology, to reduce the cost of LFC plant equipment, to optimize the CDL upgrading process, and to market the technology and products outside of the United States. Upon the occurrence of certain events, the parties have agreed to convert the Joint Venture to an operating entity, and SGI is to then transfer the LFC patents to this entity for an agreed upon payment from Mitsubishi.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

   3.1 Amended Certificate of Secretary re: Designation of Series 98A Preferred Stock.(1)

   4.1 Form of Stock Purchase Warrant re: Series 98A Preferred Stock dated July 28, 1998. (1)

   4.2 Form of Series 98A Convertible Preferred Stock Subscription Agreement dated July 28, 1998, between the Registrant and the holders thereof.(1)

   4.3 Form of Registration Rights Areement re: Series 98A Preferred Stock dated July 28, 1998, between the Registrant and the holders thereof.(1)

   27   Financial Data Schedule.(1)
   ----------------

   (1)  Filed herewith.

2.   Reports on Form 8K: [NONE].

                              PART III. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL



/s/ Joseph A. Savoca                              August 14, 1998
----------------------------
Joseph A. Savoca,
Chief Executive Officer
and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Joseph A. Savoca                              August 14, 1998
----------------------------
Joseph A. Savoca,
Chief Executive Officer
and Chairman of the Board