Form 10-Q
period 1998-09-30
SGI INTERNATIONAL
filed 1998-11-13
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended September 30, 1998,

                                       or

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

                                                             [ X ] Yes   [ ] No

The number of shares of Common Stock, no par value, outstanding as of November 12, 1998, was 19,915,973.

                               TABLE OF CONTENTS
                                   FORM 10-Q


PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                             3

          Condensed Consolidated Statements of Operations                   4

          Condensed Consolidated Statement of Stockholders' Deficiency      5

          Condensed Consolidated Statements of Cash Flows                   6

          Notes to Condensed Consolidated Financial Statements              7


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Introductory Note                                                11

          Results of Operations                                            11

          Liquidity and Capital Resources                                  13


          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                              14


PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                        15

          ITEM 2. CHANGES IN SECURITIES                                    15

          ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                     16

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

          ITEM 5. OTHER INFORMATION                                        16

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         17


PART III. SIGNATURES                                                       18

                                      SGI INTERNATIONAL AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,            December 31,
                                                            1998                     1997
                                                         (Unaudited)
==============================================================================================

ASSETS
Current assets:
   Cash                                                 $   117,016              $   429,232
   Restricted time deposit                                  402,500                  402,500
   Receivable from TEK-KOL Partnership                       67,503                   26,066
   Trade accounts receivable, less allowance for
      doubtful accounts of $84,460                          481,111                  346,763
   Costs and estimated earnings in
      excess of billings on contracts                       262,439                  146,364
   Inventories                                               64,644                   64,843
   Prepaid expenses and other current assets                 74,029                  232,977
----------------------------------------------------------------------------------------------
Total current assets                                      1,469,242                1,648,745
----------------------------------------------------------------------------------------------

LFC Process related assets:
   Notes receivable, net                                    150,000                  150,000
   Royalty rights, net                                    1,335,562                1,571,250
   LFC cogeneration project, net                            342,174                  421,137
   Investment in TEK-KOL Partnership                        394,820                  481,685
   Australia LFC project, net                                94,117                  115,836
   Other technological assets, net                           25,192                   29,598
----------------------------------------------------------------------------------------------
                                                          2,341,865                2,769,506

Property and equipment, net of accumulated
      depreciation of $819,188 and $589,789                 858,931                  788,740
Goodwill, net of accumulated amortization
      of $132,738 and $96,790                               347,506                  383,454
----------------------------------------------------------------------------------------------
                                                        $ 5,017,544              $ 5,590,445
==============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                     $   542,839               $  287,458
   Borrowings on line-of-credit                             400,000                  400,000
   Billings in excess of costs and
      estimated earnings on contracts                       118,615                  193,792
   Current maturities of long-term notes payable          3,311,875                3,061,875
   12% convertible debentures                               976,573                  976,573
   Accrued salaries, benefits and related taxes             176,448                  240,368
   Payable to TEK-KOL Partnership                                 -                  100,000
   Interest payable                                         485,443                  483,930
   Other accrued expenses                                   119,754                  189,308
----------------------------------------------------------------------------------------------
Total current liabilities                                 6,131,547                5,933,304

Long-term notes payable, less current maturities            107,125                  114,250
----------------------------------------------------------------------------------------------
Total liabilities                                         6,238,672                6,047,554
----------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' deficiency
   Convertible preferred stock                                  650                      910
   Common stock                                          44,516,275               39,927,760
   Paid-in capital                                        8,728,852                8,511,878
   Accumulated deficit                                  (54,466,905)             (48,897,657)
----------------------------------------------------------------------------------------------
Total stockholders' deficiency                           (1,221,128)                (457,109)
----------------------------------------------------------------------------------------------
                                                        $ 5,017,544              $ 5,590,445
==============================================================================================

See notes to condensed consolidated financial statements.

                                        SGI INTERNATIONAL AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                     Three months                  Nine months
                                                   ended September 30,          ended September 30,
-------------------------------------------------------------------------------------------------------
                                                  1998           1997           1998           1997
=======================================================================================================
Revenues:
   Net sales                                 $ 1,107,021    $ 1,195,745    $ 3,696,209    $ 3,779,897
   Other                                           7,923         10,239         35,261         29,753
-------------------------------------------------------------------------------------------------------
                                               1,114,944      1,205,984      3,731,470      3,809,650

Expenses:
   Cost of sales                                 833,019        888,226      2,811,129      2,893,349
   Engineering, research and consulting          283,796        388,178        789,972        939,479
   Loss from investment in TEK-KOL               100,576        326,212        527,865        657,960
   Selling, general and administrative           540,665        719,698      2,018,859      1,874,244
   Legal and accounting                          156,930        106,064        510,488        411,137
   Depreciation and amortization                 220,623        198,943        608,498        550,624
   Interest                                      138,134        160,858        599,016        429,801
-------------------------------------------------------------------------------------------------------
                                               2,273,743      2,788,179      7,865,827      7,756,594
-------------------------------------------------------------------------------------------------------
Net loss                                      (1,158,799)    (1,582,195)    (4,134,357)    (3,946,944)

Imputed preferred stock dividends for
   Series 97B 8%, 97D 7%, 97G 8%, and
   98A 6% convertible preferred stock            122,372        381,073      1,434,891        381,073
-------------------------------------------------------------------------------------------------------

Net loss applicable to common stock          $(1,281,171)   $(1,963,268)   $(5,569,248)   $(4,328,017)
-------------------------------------------------------------------------------------------------------
Net loss per common share - basic            $     (0.08)   $     (0.26)   $     (0.42)   $     (0.63)
=======================================================================================================
Weighted average common shares outstanding    15,259,805      7,472,958     13,123,331      6,851,470
=======================================================================================================

See notes to condensed consolidated financial statements.


                                                             SGI INTERNATIONAL AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                      (Unaudited)


                                 Preferred convertible
                                        stock                    Common stock                                             Total
                                -----------------------   -------------------------                    Accumulated    stockholders'
                                Shares           Amount     Shares         Amount    Paid-in capital     deficit       deficiency
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997     90,997         $ 910     9,258,250    $39,927,760   $ 8,511,878     $(48,897,657)   $ (457,109)
  Issuance of common stock
   for cash                                                  194,502        156,800                                      156,800
  Exercise of warrants
   for cash                                                   25,000         15,000                                       15,000
  Issuance of common stock
   for services and
   operating activities                                      166,571        162,665                                      162,665
  Issuance of preferred
   stock for cash                  3,300            33                                  2,803,167                      2,803,200
  Conversion of preferred
   stock                         (29,285)         (293)    6,820,163      4,254,050    (4,253,757)                            -
  Issuance of warrants to
   purchase common stock to
   non-employees                                                                           44,640                         44,640
  Interest expense related
   to warrant issue                                                                       188,033                        188,033
  Net loss                                                                                              (4,134,357)   (4,134,357)
  Preferred Series 97G and
   98A imputed dividends                                                                1,434,891       (1,434,891)            -
-----------------------------------------------------------------------------------------------------------------------------------

Balances at September 30, 1998    65,012         $ 650    16,464,486    $44,516,275   $ 8,728,852     $(54,466,905)  $(1,221,128)
===================================================================================================================================


See notes to condensed consolidated financial statements.

                                        SGI INTERNATIONAL AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


Nine months ended September 30,                                                1998                 1997
============================================================================================================
Operating activities:
Net loss                                                                 $ (4,134,357)        $ (3,946,944)
Adjustments to reconcile net loss to net
     cash used in operating activities:
   Equity in net loss of TEK-KOL Partnership                                  527,865              657,960
   Depreciation and amortization                                              608,498              550,624
   Common stock issued for interest, services,
     and other operating activities                                           162,665              249,401
   Non-employee compensation expense on issuance of warrants                   44,640                    -
   Imputed interest on warrants issued to note holders                        188,033                    -
   Changes in operating assets and liabilities:
     Receivable from TEK-KOL Partnership                                      (41,437)             (29,529)
     Trade accounts receivable                                               (250,423)             (38,999)
     Inventories                                                                  199                1,830
     Other current assets                                                     158,948             (279,774)
     Accounts payable                                                         255,381              165,902
     Billings in excess of costs and estimated
       earnings on contracts                                                  (75,177)            (186,672)
     Accrued salaries, benefits and related taxes                             (63,920)             218,314
     Interest payable                                                           1,513              125,029
     Other accrued expenses                                                   (69,554)             198,135
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (2,687,126)          (2,314,723)
------------------------------------------------------------------------------------------------------------
Investing activities:
LFC Process related assets:
   Investment in TEK-KOL Partnership                                         (441,000)            (650,000)
   Payable to TEK-KOL Partnership                                            (100,000)             116,748
Purchase of property and equipment                                           (299,590)            (348,847)
Other assets                                                                   (2,375)              (4,765)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (842,965)            (886,864)
------------------------------------------------------------------------------------------------------------
Financing activities:
   Borrowings on line-of-credit                                                     -              100,000
   Payments of notes payable                                                   (7,125)             (28,750)
   Proceeds from issuance of debt                                             250,000                    -
   Proceeds from issuance of common stock                                     171,800            1,165,970
   Proceeds from issuance of preferred stock                                2,803,200            1,372,162
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   3,217,875            2,609,382
------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                         (312,216)            (592,205)
Cash at beginning of period                                                   429,232              740,018
------------------------------------------------------------------------------------------------------------
Cash at end of period                                                    $    117,016         $    147,813
============================================================================================================
Supplemental disclosure of cash flow information:
   Interest paid                                                         $    338,452         $    217,451
Supplemental disclosure of non-cash activities:
   Common stock issued for services and other operating activities       $    162,665         $    249,401
------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


(1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998, and 1997, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of September 30, 1998, and the consolidated results of operations for the three and nine month periods ended September 30, 1998, and 1997. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1997, included in the Company's Form 10-K/A filed with the Securities and Exchange Commission.


(2) ORGANIZATION AND BUSINESS

The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

The recovery of amounts invested in the Company's principal assets, the LFC Process related assets, is dependent upon the Company's ability to successfully attract sufficient additional equity, debt, third party financing or other collaboration arrangements to complete the commercialization of the LFC Process. The Company is engaged in continuing negotiations to secure additional capital financing and collaboration arrangements, and while management believes these negotiations will be successful, there is no assurance thereof.

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

On August 6, 1998, the Company entered into a Letter of Intent with Mitsubishi Corporation ("Mitsubishi") to form a joint venture. The Letter of Intent provides for the formation of a new company (the "Joint Venture") to be owned equally by Mitsubishi and SGI. The Joint Venture's primary objective is to develop LFC projects in the Powder River Basin of Wyoming and further develop and market the LFC Technology and its products. This is a non-binding Letter of Intent and contemplates the parties will negotiate the additional terms of and enter into a definitive Joint Venture and other agreements.

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

All agreements between the parties pertaining to the Joint Venture have been prepared and are currently under review prior to execution. However, there can be no assurance that a Joint Venture or other definitive agreement will eventually be executed.


(3) EQUITY TRANSACTIONS

The common stock of the Company is currently traded and prices quoted on the NASD OTC Bulletin Board under the symbol SGII. In the course of accounting for the issuance of its various equity securities the Company frequently refers to the closing bid price of its common stock, as quoted on the OTC Bulletin Board. The Company believes that the OTC Bulletin Board quoted bid price is the best indication of the stock's fair market value. This belief is premised on the stock's daily trading volumes which averaged approximately 76,000, 53,000, and 38,000 shares for the years 1995, 1996 and 1997, respectively. Average daily trading volume for the nine months ended September 30, 1998 was approximately 163,000 shares.


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

(5) RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 130 of the Financial Accounting Standards Board, "Reporting Comprehensive Income," (SFAS No. 130) establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes items such as unrealized gains on available-for-sale securities that are not included in net income. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective in 1998 and had no material impact on the Company's results of operations or related disclosures for the nine months ended September 30, 1998.

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


(6) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

                                               September 30,      December 31,
                                                   1998               1997
==============================================================================
Office furniture and fixtures                   $   115,000       $   109,000
Laboratory equipment                              1,021,000           836,000
Machinery and equipment                             121,000           118,000
Computer equipment                                  369,000           295,000
Leasehold improvements                               52,000            21,000
------------------------------------------------------------------------------
                                                  1,678,000         1,379,000
Less accumulated depreciation                      (819,000)         (590,000)
------------------------------------------------------------------------------
  Net property and equipment                    $   859,000       $   789,000
==============================================================================


(7) RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations, cash flows or stockholder's equity.


(8) Subsequent Events

On October 1, 1998, the Company issued incentive stock options to employees, at fair market value pursuant to its 1996 Omnibus Stock Plan. The incentive options are exercisable for a total of 205,000 shares of common stock at $0.265 per share, the closing bid price on the date of grant, to employees of the Company. The options expire on October 1, 2003, and are not exercisable until either a registration statement under the Securities Act shall be effective at the time of exercise, or the common shares underlying the option are issuable under an applicable exemption from the registration requirements of the Securities Act. The incentive options were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

As provided in related service or consulting agreements, the Company on October 1, 1998, granted six warrants to purchase an aggregate 130,000 common shares to two consultants and four directors for services rendered, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the individuals and legends were placed on the certificates. The exercise prices were not lower than the closing bid price on the grant date and expire on October 1, 2003. The warrants are first exercisable one year from the date of grant at $0.265 per share.

On October 30, 1998, the Company was able to extend or exchange approximately $4.4 million in existing debt for new securities of the Company including amended or new convertible debt securities, preferred stock and also paid approximately $30,000 in existing debt. The Company retired approximately $3,650,416 in existing 10%, 11% and 12% interest bearing notes and convertible debentures which were required to be paid prior to October 31, 1998, in exchange for new or amended 12% convertible debentures, in the same amount, due September 30, 1999. These debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 1999. The debentures are convertible at the option of the holder subsequent to November 13, 1998, in whole or in part, at the lower of a calculated number as of the closing date ($0.406), or the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company. The Company obtained an extension to September 30, 1999, of approximately $724,000 of debt, and in connection therewith, agreed to grant 69 Series 98D preferred shares convertible with no further payment into an aggregate of approximately 48,000 shares of the common stock. These securities were issued only to existing debt holders pursuant to the exemptions provided by Sections 3(a)(9) and Section 4(2) of the Securities Act and Regulation D.

On November 4, 1998, the Company issued 950 shares of $0.01 par value, 6% Convertible Preferred Series 98C and six warrants to four foreign investors for cash and notes payable. The Company received net proceeds of $918,000 representing the completion of the first tranche of this Preferred series. The securities were issued by the Company in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and the provisions of Regulation D. These shares have a liquidation preference of $1,000 per share and accrue dividends at the rate of 6% per annum which are cumulative. The number of shares of common stock to be issued upon conversion of the 98C Preferred Shares will be the lesser of $0.46 or 75% of the five lowest closing bid prices of the common stock during the Lookback Period. The Lookback Period is defined as the five trading days immediately preceding the date the notice of conversion is received by the Company. After the last trading day of each month that the Series 98C Preferred Stock remains outstanding, starting on the first day of the fourth month after November 4, 1998, the Lookback Period will be increased by two trading days per month until the Lookback Period equals a maximum of 30 trading days. The 98C Preferred Stock is redeemable at the option of the Company, in whole or in part, in cash, at 125% of the Liquidation value plus accrued and unpaid dividends. In the event the 98C Preferred Stock is not converted two years from the Closing Date then the outstanding 98C Preferred Stock shall be redeemed by the Company as if the Company voluntarily elected such redemption. The six warrants which are convertible into 47,500 shares of common stock, contain an exercise price equal to 110% of the average closing bid price for the five trading days preceding the closing date. The warrants are exercisable two days following the closing date and expire on November 4, 2003.

The shares of common stock underlying the 98C Preferred shares and warrants are subject to a Registration Rights Agreement, which requires the Company to file a registration statement for these securities with the Securities and Exchange Commission ("SEC"), within thirty calendar days after the closing date (November 4, 1998). In the event the registration statement is not filed, by the Company, by the 30th calendar day after closing date, or if the registration statement is not declared effective by the SEC by the 90th day after the closing date, then the Company will pay, in cash, to the holders thereof on a pro-rata basis, as liquidated damages 1.5% of the investment amount for the first month late and 2% thereafter. In the event the registration statement is not declared effective prior to the 180th calendar day after the closing date the Company must redeem the 98C Preferred Stock.

In connection with the sale of the 98C Preferred Shares, the Company paid an unaffiliated placement agent (Settondown Capital International, Ltd.) a fee consisting of $25,000 in cash, 70 shares of 98C Preferred Stock having a value of $70,000 and warrants to purchase 47,500 shares of common stock as compensation for placement services. The securities were issued by the Company in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and the provisions of Regulation D. The warrants are exercisable at 110% of the average closing bid price for the five trading days preceding the closing date. The warrants are exercisable two days following the closing date and expire on November 4, 2003. In addition to the placement agent fees the Company paid $7,000 in cash for legal and escrow fees incurred in connection with this transaction. The net proceeds of this transaction will be used for working capital purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               INTRODUCTORY NOTE

This Quarterly Report on form 10-Q contains statements relative to (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management and (vi) the need for and availability of additional financing which may be considered "forward-looking statements."

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


                             RESULTS OF OPERATIONS

Net Loss per Common Share. Net loss per common share for the three and nine month periods ended September 30, 1998, decreased approximately $0.14 per share and $0.26 per share, respectively, over the same prior year periods after excluding non-recurring imputed dividends. The imputed dividends are related to the beneficial conversion feature associated with the issuance of the Series 97G and 98A convertible preferred stock. Also see Note 4 "Net Loss per Share" to the condensed consolidated financial statements. The decrease in net loss per share for the three month period is attributable to an increase in the weighted average number of common shares outstanding and a net loss decrease of approximately $423,000 over the same prior year period. The decrease in net loss per share for the nine month period is primarily attributable to an increase in the weighted average number of common shares outstanding, as the overall net loss increased approximately $187,000 over the same prior year period.

Sales and Cost of Sales. Sales and cost of sales for the three months ended September 30, 1998, decreased 7% and 6%, respectively, over the same prior year periods. Sales and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method. Sales and cost of sales for the three and nine months ended September 30, 1998, remained relatively flat, showing a small decline of 2% and 3%, respectively, over the same prior year periods. The Company believes this decline in sales is primarily the result of the General Motors strikes which began in early June and ended in late July, impacting third quarter orders for automated assembly equipment in the automotive sector. The Company does not anticipate any significant long-term effects on future sales to this sector. Furthermore, due to the Asian-Pacific regions reported economic instability certain domestic customers in the electronics or high-tech sectors, who have seen their Asian-Pacific revenues decline, are expected to reduce their orders for automated assembly equipment. The Company does not anticipate an improvement in this sector before the end of calendar 1998. Consequently, the Company is no longer confident that its 1998 revenues will exceed 1997's record results.

Other Income. Other income for the three and nine months ended September 30, 1998, remained substantially unchanged over the same prior year periods. The small fluctuations are directly related to the cash balances maintained and the interest rates available for short term deposits earned over the same prior year periods.

Loss on Investment in TEK-KOL. The Company's share of the TEK-KOL loss for the three months ended September 30, 1998, decreased 69% over the same prior year period. The Company's share of the TEK-KOL loss for the nine month period ended September 30, 1998, decreased approximately 20% over the same prior year period. The overall decrease for both periods is primarily attributable to a significant amount of development work being performed on CDL upgrading in the third quarter of 1997. During the third quarter of 1997 the CDL enhancement program was in full swing and TEK-KOL spent approximately $362,000 during that time period, compared to only $42,000 in 1998. This decrease in expenses is primarily attributable to the results obtained from the program in 1997 which allowed the parties to narrow their development focus. CDL enhancement efforts by the Company and TEK-KOL are continuing alone and in collaboration with other outside third parties who are absorbing some of the costs of development.

Engineering Research and Consulting Expenses. Engineering research and development expenses are essentially related to the Company's activities pertaining to the OCET and LFC technologies. Engineering research and development expenses for the three month period ended September 30, 1998, decreased 27% over the same prior year period. The decrease is primarily attributable to a 38% reduction in the number of employees working at the Company's OCET laboratory compared to the previous period. Engineering research and development expenses for the nine month period ended September 30, 1998, decreased 16% over the same prior year period. The decrease is primarily attributable to a 38% reduction in the number of employees working at the Company's OCET laboratory which is partially offset by an increase in laboratory costs, as the Company endeavors to bring the process development unit on line. Start-up and testing of the Process Development Unit (PDU) commenced during this current period and the Company expects laboratory costs to increase in the next quarter as the PDU becomes fully operational.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998, decreased 25% over the same prior year period. The decrease is essentially related to a $92,000 reduction in financial consulting and public relation expenses, and a non-recurring charge of approximately $70,000, ocurring in 1997, for payroll related expenses. In addition, selling, general and administrative expenses for AMS decreased approximately $28,000 over the prior year period due primarily to a reduction in administrative personnel.

Selling, general and administrative expenses for the nine months ended September 30, 1998, increased 8% over the same prior year period. The increase is related to the Company agreeing to issue an additional 110,000 shares of restricted common stock, valued at approximately $105,000, to the 97D convertible preferred stock investors, an increase of approximately $50,000 in insurance costs for improved coverage and approximately $50,000 of financial penalties associated with delays in registering the common shares underlying certain securities of the Company. These 1998 charges are offset in part by a $107,000 reduction in financial consulting and public relation expenses. In addition, selling, general and administrative expenses for AMS increased approximately $20,000 over the prior year period due to an increase in marketing personnel and related expenses.

Legal and Accounting Expenses. Legal and accounting expenses for both the three and nine months ended September 30, 1998, increased 48% and 24%, respectively, over the same prior year periods. The increase is related primarily to legal and accounting expenses incurred in preparing and filing the Company's registration statement on Form S-2 with the Securities and Exchange Commission.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the both three and nine months ended September 30, 1998, increased 11% over the same prior year periods. The increase for both periods is due primarily to purchases and construction of additional equipment at the OCET laboratory and AMS.

Interest Expense. Interest expense for the three month period ended September 30, 1998, remained substantially unchanged, after excluding a non-recurring charge of approximately $23,000 occurring in 1997.

Interest expense for the nine month period ended September 30, 1998, increased 39% over the same prior year period. The increase of approximately $188,000 for the nine month period was due to imputed interest expense associated with the issuance of warrants to certain debt holders participating in the Company's 1997 debt restructuring. The warrants are granted and issued quarterly in arrears, with the last issuance taking place on September 30, 1998.


                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had assets totaling $5.0 million, including restricted cash of $0.4 million, and a working capital deficiency of $4.7 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 1998. Current notes payable and associated accrued interest aggregating $4.5 million required to be paid prior to October 31, 1998, primarily contribute to the Company's short-term deficiency at September 30, 1998. The Company satisfied these liabilities subsequent to September 30, 1998, through its 98D exchange offering. This exchange offering extended the due date of these liabilities to September 30, 1999, in exchange for primarily convertible debt and equity securities. (See Note 8 to the condensed consolidated financial statements.) Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at September 30, 1998. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. The Company believes the long-term liquidity deficiency will be satisfied through future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities increased 16% over the same prior year period. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $4.1 million, incurred primarily in pursuing its administrative and development activities.

The Company's investing activities amounted to approximately $843,000 for the nine month period ended September 30, 1998. The funds were utilized primarily in the funding of the TEK-KOL Partnership's operations, acquisition and construction of equipment at the OCET laboratory and the acquisition of equipment at AMS. Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to its final pending dissolution. The Company is required to contribute one-half of any such required capital contributions. Management presently estimates that the Company will be required to contribute between $0.75 million and $1.0 million in 1998 with year-to-date contributions totaling approximately $0.5 million. This estimate is based in part on the Company's pending joint venture with Mitsubishi Corporation, which in accordance with the August 6, 1998, letter of intent will assist in the funding of the Company's LFC development and marketing activities. In the event the joint venture is not consummated, the Company does not anticipate any significant change in its estimate as certain activities and expenses will be curtailed until funds are available or other collaborative arrangements with third parties are made. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. The Company does not have material commitments for capital expenditures as of September 30, 1998.

The Company's financing activities raised approximately $3.2 million for the nine month period ended September 30, 1998. These funds were raised primarily through the private placement of equity securities and the issuance of a $250,000 note payable. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

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


ITEM 2. CHANGES IN SECURITIES

On July 28, 1998, the Company, for net proceeds of $490,000, issued 550 shares of Series 98A 6% Convertible Preferred Stock pursuant to the provisions of
Section 4(2) of the Securities Act and Regulation D, to two accredited investors. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. The dividend is only payable in common stock of the Company. The Company also issued warrants to purchase a total of 70,000 common shares at $1.18 per share to these investors. The Series 98A Preferred Stock is convertible, at the earlier of the date the underlying common shares are included in a registration statement which has been declared effective by the SEC, or sixty days from the closing date, July 28, 1998. Each Series 98A Preferred Share is convertible into the number of shares of common stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of the Series 98A Preferred Stock. The conversion price is determined based on the date the conversion notice is received and is equal to the lesser of (a) the average closing bid price of the common stock over the five day trading period prior to March 6, 1998, or (b) 75% of the average of the closing bid price of the common stock on the five trading days ending on the date preceding the conversion notice. No sale can occur absent an effective registration statement for the underlying stock. The warrants were exercisable 10 days after issuance and expire on March 6, 2003. The 98A Preferred Shares are redeemable at the option of the Company, in whole or in part, in cash, at 130% of the Liquidation Value plus accrued and unpaid dividends. The 98A Preferred Shares will automatically convert into common stock two years from the closing date. The Company has included the common shares underlying the warrants and preferred stock in an amendment to its S-2 registration statement effective July 22, 1998. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.

On August 19, 1998, the Company issued 40,000 restricted common shares to two consultants in accordance with their related service agreements pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D, valued at approximately $34,500. Investment representations were obtained from the individuals and legends were placed on the certificate.

On September 9, 1998, the Company issued a 12% short term note payable for $250,000 to a foreign corporation pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. The note was satisfied on November 4, 1998, when by agreement, it was exchanged for 250 shares of 98C Preferred Stock. (See Note 8 to condensed consolidated financial statements for details.)

On September 30, 1998, the Company granted certain debt holders, pursuant to the Company's 1997 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares exercisable on or before December 31, 1999, at an exercise price of $1.20 per share. The warrants were issued to existing security holders of the Company in reliance upon exemptions from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual Meeting of Stockholders was scheduled on June 19, 1998. The Company did not receive sufficient proxies to constitute a quorum and the meeting was adjourned to August 28, 1998, at which time a quorum was obtained. At that meeting the following matters were submitted to a vote of the stockholders of SGI International:

1998 SGI International Annual Meeting
Final Voting Results

Proposal

Item No. 1     Election of Directors

The following nominees for director received the number of votes set opposite their respective names:

                                                   Voting Results
                                           ------------------------------
                                              Votes             Percent
                                           ------------      ------------
Dr. Ernest P. Esztergar      For             7,096,187            97.00%
                             Withhold          219,470             3.00%

William R. Harris            For             7,111,045            97.20%
                             Withhold          204,612             2.80%

Directors Bernard V. Baus, Norman A. Grant, William A. Kerr and Joseph A. Savoca, whose terms of office had not expired, continued in their respective capacities as directors.


Item No. 2   Ratification of Selection of J.H. Cohn LLP, as Independent Public
             Accountants

                      Voting Results
                --------------------------
                   Votes         Percent
                -----------     ----------
For              7,220,108         98.7%
Against             61,452           .8%
Abstain             34,097           .5%


ITEM 5. OTHER INFORMATION

On October 26, 1998, AMS filed a lawsuit against Anatol Automation and Anatol Manufacturing in Orange County Superior Court. The lawsuit seeks approximately $600,000 in compensatory damages and in excess of $2,000,000 in punitive damages for interference with advantageous business relationships, interference with contract, and appropriation of trade secrets in violation of the California Uniform Trade Secret Act.

In addition, see Note 8 to the condensed consolidated financial statements specifically pertaining to the October 30 and November 4, 1998, transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits

     3.1 Amended Certificate of Secretary re: Designation of Series 98C Preferred Stock.(1)

     3.2 Amended Certificate of Secretary re: Designation of Series 98A Preferred Stock.(2)

     3.3 Amended Certificate of Secretary re: Designation of Series 98D Preferred Stock.(1)

     4.1 Form of Stock Purchase Warrant re: Series 98C Preferred Stock dated November 4, 1998. (1)

     4.2 Form of Series 98C Convertible Preferred Stock Subscription Agreement dated November 4, 1998, between the Registrant and the holders thereof. (1)

     4.3 Form of Registration Rights Agreement re: Series 98C Preferred Stock dated November 4, 1998, between the Registrant and the holders thereof. (1)

     4.4    Form of Series 98D Convertible Preferred Stock.(1)

     4.5    Form of Series 98D Convertible Debentures.(1)

     4.6 Form of Stock Purchase Warrant re: Series 98A Preferred Stock dated July 28, 1998.(2)

     4.7 Form of Series 98A Convertible Preferred Stock Subscription Agreement dated July 28, 1998, between the Registrant and the holders thereof.(2)

     4.8 Form of Registration Rights Agreement re: Series 98A Preferred Stock dated July 28, 1998, between the Registrant and the holders thereof.(2)

     4.9    Form of Stock Purchase Warrant re: Series 97E.(3)

     4.10   $250,000 Promissory Note dated September 9, 1998.(1)

     27.1   Financial Data Schedule.(1)

     ----------------

     (1)     Filed herewith.
     (2) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending June 30, 1998.
     (3) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-2 (File No. 2-93124) filed on January 23, 1998.

2.   Reports on Form 8K: [NONE]

                              PART III. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SGI INTERNATIONAL



/s/ JOSEPH A. SAVOCA                                   November 13, 1998
------------------------------------
Joseph A. Savoca,
Chief Executive Officer
Chief Financial Officer
and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ JOSEPH A. SAVOCA                                   November 13, 1998
------------------------------------
Joseph A. Savoca,
Chief Executive Officer
Chief Financial Officer
and Chairman of the Board