Form 10-K
period 1998-12-31
SGI INTERNATIONAL
filed 1999-03-22
CIK 737955

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to ____________________

Commission File No. 2-93124

                               SGI INTERNATIONAL
             (Exact name of registrant as specified in its Charter)

           UTAH                                                  33-0119035
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

1200 Prospect Street, Suite 325, La Jolla, California                    92037
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (619) 551-1090

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered

         None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock (No Par Value)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.8 million as of March 11, 1999. The number of shares of Common Stock, no par value, outstanding as of March 11, 1999, was 25,814,196.

                      DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of this Form 10-K, portions of the registrant's proxy statement, to be filed within 120 days of December 31, 1998, have been incorporated by reference.

================================================================================

================================================================================
                                     PART I
================================================================================

ITEM 1: BUSINESS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed herein. See "Forward-Looking Statements."

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the LFC Process and the OCET Process. The LFC Process is designed to convert and upgrade low-rank coal to create a higher Btu more efficient and less environmentally polluting fuel to produce power and simultaneously produce low temperature coal tars, which contain valuable chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly Manufacturing Systems, Inc. ("AMS"), a wholly owned subsidiary, the Company is also in the business of supplying custom precision automated assembly equipment.

(a) Historical Development of Business

Originally organized in July 1980 to pursue the development and commercialization of the LFC Process, the Company known then as Synfuel Genesis, Inc. merged with Vision Development, Inc. in June 1985 and changed its name to SGI International. In mid-1989 the Company and Shell Mining Company ("SMC") entered into a 50/50 partnership (the "TEK-KOL partnership") to jointly own, commercialize and license the Liquids from Coal ("LFC") Process. Also in 1990, a subsidiary of SMC, the ENCOAL Corporation ("ENCOAL"), pursuant to a Cooperative Agreement with the Department of Energy, began constructing a LFC demonstration plant, which began operation in 1992. In November 1992, Zeigler Coal Holding Company ("Zeigler"), which became one of the largest coal producing companies in the United States, purchased SMC and its assets, including the ENCOAL Demonstration Plant. From 1990 through April 1995, the principal business of the Company was to continue the development of the LFC Process through research at the ENCOAL Demonstration Plant, testing the efficacy of applying the LFC Process to low-rank coals on a worldwide basis, and working to develop LFC Plant projects domestically and internationally.

In April 1995 the Company agreed with SMC that the ENCOAL Demonstration Plant was operational. As part of that agreement, the Company and SMC agreed to make the TEK-KOL Partnership an operating entity to pursue LFC Process licensing and other opportunities both overseas and in the United States. The TEK-KOL Partnership pursued LFC Process development and LFC project development until termination in November 1998. During 1995 the Company commenced development of the Opti-Crude Enhancement Technology Process ("OCET"), which is designed to deasphalt crude oil and increase the ratio of high quality fuels refined from residual oil bottoms. Also in late 1995 the Company acquired AMS, which is in the business of fabricating and selling custom precision automated assembly equipment.

In May 1998, the Company gave notice to Zeigler that it was terminating the TEK-KOL Partnership Agreement. Termination occurred on November 11, 1998. The Company and its current partner AEI Resources, who acquired Zeigler in 1998, are in the process of dissolving the partnership and winding up all partnership affairs. See Note 4 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this form 10-K for additional information regarding the termination of the TEK-KOL partnership.

On August 6, 1998, the Company entered into a Letter of Intent with Mitsubishi Corporation ("Mitsubishi") to form a joint venture to pursue the development and commercialization of the LFC Process both domestically and internationally. Effective January 14, 1999, the Company entered into a number of agreements with MLFC Corporation ("MLFC"), a subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC regarding the LFC Process. The Company and MLFC entered into an LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement, Services Agreement and Security Agreement for the purpose of further developing the LFC Process and licensing its use in proposed LFC plants to be constructed domestically and internationally. See Notes 4 and 13 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this form 10-K for additional information regarding the Joint Venture with Mitsubishi.

(b) Financial information about the Company's industry segments

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. The Company identifies its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process, and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States. However, through its various collaborative arrangements (previously with TEK-KOL and now Mitsubishi) the Company will continue to market the LFC Process on an international basis. For the financial results of the Company's operating segments, see Note 6 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this form 10-K.

(c) Narrative Description of Business


LFC OPERATING SEGMENT

Overview. The Company has developed a patented technology, which it refers to as the LFC Process. The LFC Process is intended to convert and upgrade low-rank coal and simultaneously produce a hydrocarbon liquid. The LFC Process produces two products, one called Process Derived Fuel (PDF), and the other, Coal Derived Liquids (CDL). PDF produced by the LFC Process has a higher heating value and improved environmental properties when compared to the host coal. The Company believes the LFC Process could upgrade a significant portion of the world's abundant low-rank coal reserves into a higher Btu coal and also produce valuable chemical products from the CDL. In the opinion of management, the PDF could provide cost-effective compliance with certain environmental legislation and regulations, including the 1990 Clean Air Act Amendments, and other current and possibly future U.S. and international environmental regulations.

The LFC Process produces PDF and CDL by heating low-rank coal under carefully controlled conditions. The Company believes many existing users of coal in the U.S., such as electric utilities, face costly capital expenditures to modify their coal-fueled electric power plants to comply with the Clean Air Act Amendments. According to the Department of Energy, the Clean Air Act impacts over 261 generating units at 100 coal fired electrical generating plants in the U.S. and, by the year 2000, requires many major U.S. power plants to achieve specified reductions of nitrogen oxide (NOx) and sulfur dioxide (SOx) emissions. The Company believes many countries outside the United States, who currently generate much of their electricity from burning coal and who have substantial low rank coal reserves, could use the LFC Process to provide a more cost-effective and environmentally friendly fuel source for the production of power.

In 1989, the Company contributed the LFC Process to the TEK-KOL Partnership. TEK-KOL consisted of the Company and Shell Mining Company. In November 1992, Zeigler Coal Holding Company ("Zeigler") purchased Shell Mining Company and became one of the larger coal companies in the U.S. In September 1998, AEI Resources ("AEI") acquired all of Zeigler thereby also acquiring all of Zeigler's interest in the LFC Process and TEK-KOL. AEI then sold all of its Powder River Basin coal mines (including the North Rochelle mine and the Buckskin mine, the latter mine being the site for the ENCOAL plant ) to Vulcan Coal Holding Company ("Vulcan"). AEI retained all of its interest in the LFC Process, one half of the TEK-KOL Partnership, the ENCOAL Demonstration Plant, the permits for a commercial LFC Plant at North Rochelle and other LFC interests through a subsidiary, Wyoming

Coal Technology, Inc. ("WCT"). The LFC Process has been used at the Demonstration Plant, owned by the ENCOAL Corporation (now owned by WCT), in Gillette, Wyoming to produce PDF and CDL for a number of test burns with various coal users.

To date, the Company individually or through it TEK-KOL Partnership, granted four licenses for the LFC Process which includes a non-exclusive license to Rosebud Energy Corp., a license for the operation of the LFC Demonstration Plan, a license to itself and a license to LFC Technologies, LLC, to pursue the purpose of the joint venture with Mitsubishi Corp.

The Company intends to license the LFC Process to electric utilities, coal producers, steel companies, foreign governments or agencies thereof, or affiliates of these parties. While the Company also intends to be actively involved in owning and operating domestic and international LFC Plants. The resources required to develop, construct and operate an LFC Process plant are likely to require in excess of $450 million, over a year of construction and expertise in major plant development and would therefore require substantial additional funding to participate in such ownership.

LFC Process Description and Development. The LFC Process, developed and patented in the 1980's by the Company, uses a mild gasification process that causes chemical changes in the feed coal by drying, pyrolyzing and stabilizing it under carefully controlled conditions. The process partially devolatizes and chemically changes the coal, producing gases and an upgraded, higher Btu solid product. The gases are cooled and partially condensed to form a low-temperature coal tar called CDL. The remaining gases are consumed in the process for heat. Each ton of coal feed produces approximately one-half ton of PDF and one-half barrel of CDL. The non-condensable gases provide 70% of the process heat requirements. The Company believes that the overall process is 90% energy efficient. The LFC Process can process high-moisture, subbituminous and lignite coals (low rank) and is unique among coal upgrading technologies in that it produces two marketable products. The key to the LFC Process is a computerized control system that optimizes the quality of the products depending on specific market needs and composition of the feed coal. The LFC Process has been used at the ENCOAL Demonstration Plant, which has produced and shipped to a variety of customers for testing over eighty-three thousand tons of PDF and over one hundred and nineteen thousand barrels of CDL. The Company believes the operation of the Demonstration Plant has provided key operational and engineering design data for the LFC Process.

The Company believes four key factors in the LFC Process differentiate it from other coal cleaning, liquefaction, or gasification technologies. First, the process simultaneously produces solids and liquids. Second, the control system regulates the coal heating rate and temperature level to control the governing kinetics of gasification and stabilization reactions producing products that are consistent in quality. Third, the PDF can be stabilized and therefore is less likely to self-ignite. Fourth, for the purpose of controlling the gasification conditions (to obtain the desired co-products), computer models of coal reaction kinetics, sensors, and servo-mechanisms can be incorporated into the control system.

The Company's marketing efforts are in part based on the Company's belief that low-grade (or low-rank) coals of the world are relatively disadvantaged in the marketplace compared to higher-rank bituminous coals. Low-rank coals generally have higher water content, which makes them more expensive to transport to distant markets. Additionally, their lower heat value can make them a less efficient boiler fuel. The Company estimates the transportation cost component of a Western, low-rank coal's delivered price can be 3 to 5 times the cost of the coal at the mine. The Company expects PDF and CDL can reduce transportation costs by removing water, and economically producing lower sulfur, lower NOx, higher heat-rate, cleaner burning coals along with potentially valuable co-product coal tar derived chemicals. The Company believes PDF can be a means for helping utilities meet the requirements of the Clean Air Act and its amendments.

LFC Process Demonstration Plant. In 1989, ENCOAL Corporation and the U.S. Department of Energy ("DOE") each committed to fund one-half of the costs to construct, own and operate a "Clean Coal Demonstration Plant" using the LFC Process at the Buckskin Mine near Gillette, Wyoming. The Demonstration Plant was constructed as part of the U.S. government's Clean Coal Technology Program. Several amendments of the original Cooperative Agreement with the DOE extended the shared funding of the Demonstration Plant to September 1996.

Additional, no-cost shared, amendments extended the Agreement end date to July 1997 to permit completion of final reporting. TEK-KOL licensed the LFC Process to SMC Mining for use at the Demonstration Plant. Construction of the Demonstration Plant began in 1990 and was completed in 1992. The Demonstration Plant was not expected to, and did not, produce any licensing royalties to the Company.

In November 1992, Zeigler Coal Holding Company ("Zeigler") purchased Shell Mining Company and its assets, including the ENCOAL Corporation and Demonstration Plant. The purpose of the Demonstration Plant was to demonstrate the validity of the LFC Process and it was not intended as a commercial plant. To date, the Demonstration Plant has produced approximately 120,500 tons of PDF and 121,700 barrels of CDL, and has shipped 83,600 tons of PDF to 8 utility customers and 119,285 barrels of CDL to 8 industrial users. Test burns of PDF, based on the Company's analysis, indicate PDF is a viable fuel which can be used with minimal modification of the coal burning equipment. The Company believes PDF can be a means for helping utilities or other coal burning facilities meet the requirements of the Clean Air Act and its amendments. There can be no assurance these test results will be duplicated in a future commercial facility, if any, using the LFC Process.

The Company believes the operation of the Demonstration Plant from 1992 through the third quarter of 1997, when its operations were discontinued, has provided invaluable design data and engineering parameters to assist in the commercial development of the LFC Process. The cessation of operations of the Demonstration Plant may have a material adverse impact on the marketing of the LFC Process and co-products. Although the Company believes it has completed the basic development of the LFC Process, the Company continues to refine the process in order to reduce the cost and improve efficiencies for a future commercial LFC plant. Further, a number of utilities have indicated they would like to have PDF delivered to them for test burns, which if successful, would be used for the purpose of purchasing additional quantities from large scale commercial LFC plants. To provide these test burn quantities, the Company believes it would be valuable to restart operation of the Demonstration Plant. Consequently, the Company has entered into discussions with AEI to, among other things, acquire the Demonstration Plant for operation, product testing and process enhancements. There can be no assurance that the Company will successfully acquire the Demonstration Plant or after having done so will be able to license the process, sell LFC products commercially, or if sold, generate profits for the Company.

Termination of the TEK-KOL Partnership. On May 11, 1998, the Company gave notice to Bluegrass Coal Development Company ("Bluegrass"), formerly SMC Mining Company and a subsidiary of Zeigler Coal Holding Company, in accordance with the TEK-KOL Partnership Agreement (the "Partnership Agreement"), that it was unilaterally terminating the Partnership Agreement effective six months from the date of notice (November 11, 1998). Upon termination, the parties are required to take those steps necessary to dissolve the partnership and wind up all partnership affairs. All tangible assets are to be sold or otherwise disposed of and all intangible assets comprising intellectual property are to be transferred to both parties such that each party owns an undivided 50% interest in all patents, trade secrets, trademarks, and all other intellectual property. However, upon termination, the Company has a worldwide exclusive through April 12, 2000, to market and license the LFC Process. After April 12, 2000, both parties have the right to market and license the present technology worldwide. Bluegrass (its successor is WCT) may continue to use the LFC Process on any of its sole projects. Both the Company and WCT are obligated to continue funding the TEK-KOL partnership until dissolution, which must be accomplished within 18 months from November 11, 1998.

Royalties earned on licenses entered into through the term of the Company's exclusive period, ending on April 12, 2000, are paid 80% to the Company and 20% to Bluegrass (WCT), up to a date 10 years from the date of dissolution. For licenses entered into after April 12, 2000, royalties are divided equally between the parties for a period of 10 years after the date of dissolution. Royalties received after 10 years from the date of dissolution are retained entirely by the licensor. While not anticipated, the termination of the Partnership Agreement could have a material adverse impact on the business and operations of the Company.

Joint Venture with Mitsubishi Corporation (LFC Technologies, LLC). Effective January 14, 1999, the Company entered into a number of agreements with MLFC Corporation ("MLFC"), a subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC regarding the LFC Process. The Company and MLFC entered into an LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement,

Services Agreement and Security Agreement for the purpose of further developing the LFC Process and licensing its use in proposed LFC plants to be constructed domestically and internationally.

The LFC Joint Venture Agreement between the Company and MLFC provides for the formation of a limited liability company called LFC Technologies, LLC ("LFC Tech") to conduct research and development activities relating to the LFC Process, for MLFC to market the LFC Process outside the U.S. and for the Company to market the LFC Process inside the U.S.

The License Agreement between LFC Tech and the Company provides for the grant to LFC Tech of a non-exclusive worldwide royalty-free license in connection with the purposes of LFC Tech, to use the LFC Process and related rights, including improvements developed by LFC Tech to reduce the costs of an LFC plant, and to design, contract and sell LFC-related products jointly in the United States until January 14, 2001, unless extended by mutual agreement. The fee for the license to MLFC was the execution by LFC Tech of a Services Agreement with the Company. The Company also agreed, to among other things, permit the technical employees of LFC Tech to inspect the Demonstration Plant, disclose confidential LFC information, provide copies of technical data regarding the design, construction and operation of the Demonstration Plant.

The Operating Agreement between MLFC and the Company governs the management of the new joint venture Company, LFC Tech, and is for a term extending through January 14, 2001. The purpose of LFC Tech is to conduct research and project development activities with respect to the LFC Process. The Company and MLFC each must contribute $125,000 every three months for two years to LFC Tech, and each has a 50 percent interest in profits and losses of the business operated by LFC Tech, which is managed by two managers, one from the Company and one from MLFC. Upon the occurrence of certain "milestone" events MLFC and the Company are required to form a new company ("Newco") to hold the LFC patents and related technology and MLFC is required to pay to the Company $4 million for the transfer of the LFC Process to Newco ("Transfer Payment"). The Transfer Payment is to be paid to the Company only on the first to occur of the following: (1) the start of construction or an irrevocable commitment to start construction of an LFC plant with a minimum capacity of 15,000 tons per day; (2) the receipt by MLFC of at least $4 million in connection with the admission of a new equity participant into Newco, and/or the licensing or royalties from one or more LFC plants; or (3) such other conditions as the parties agree. The Transfer Payment is also conditioned on all of the following: (a) MLFC and the Company enter into a shareholder's agreement satisfactory to both parties; (b) the Company has obtained and transferred to Newco the entire ownership, subject to an adjustment in the event less than the entire ownership is transferred, in the LFC Process and improvements, free of liens or encumbrances; (c) through the formation of Newco, MLFC acquires a 50 percent equity interest in the LFC Process and improvements; and (d) the Company grants to MLFC exclusive rights to manufacture and sell new plants incorporating the LFC Process and related improvements and to use or to grant to third parties sublicenses to use or grant the LFC Process and improvements.

The Amended and Restated Services Agreement between MLFC, LFC Tech and the Company provides that the Company will provide certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing engineering work. The Services Agreement is for a minimum period of at least 2 years and provides a fixed payment to the Company of $1 million per year, payable $250,000 per quarter after an initial payment of $250,000 upon execution of the agreement.

Markets

Domestic Markets. The Company believes the principal markets for PDF will be the domestic electric utility markets where utilities burn coal to generate electricity, and the non-coking coal metallurgical market which produces steel and metals. The Company currently believes future PDF production from an LFC Process plant could be sold into the utility market and the metallurgical market.

CDL from the Demonstration Plant has in general been sold into the residual fuel oil market. Of the approximately 121,000 barrels of CDL that have been produced by the Demonstration Plant, the vast majority has been sold into the residual fuel oil market to oil distributors who have blended the CDL or sold it as fuel oil for use in industrial boilers.

PDF Electric Utility Markets. The Company believes that electric utilities that are located east of the Mississippi River and burn predominantly bituminous rank coals represent the largest potential market for PDF. Specifically, those generating stations that both, use high sulfur coals and that may be affected by pending state implementation plans to reduce nitrogen oxide emissions, represent the best marketing opportunities.

This belief is predicated on Title IV of the Clean Air Act Amendment Phase II (effective January 1, 2000) which will require that electric utilities built before 1990 with annual generating capacity in excess of 25 megawatts reduce total emissions of sulfur dioxide from power plant stacks below 1.2 lbs. SOx per MMBtu. Phase II will affect 2,500 boilers at 1,000 electrical generating plants and other industrial users of coal. When using PDF produced from coal feedstock mined from Wyoming's southern Powder River Basin, test data has indicated that a SOx emission rate of between 0.3 and 0.5 lbs. per MMBtu can be expected. While PDF represents a product from a new technology that may reduce NOx, SOx, and water emissions from power plant stacks, there can be no assurance any of these utilities would elect to use PDF once development is completed.

PDF Industrial Markets. A relatively small market of industrial coal users may provide an economically attractive and diversified customer base for PDF. The Company believes that, longer-term, a potentially growing market for non-coking metallurgical coals could provide an opportunity for PDF sales. More immediate, industrial plants that currently use coal to generate both process heat and electricity on site may provide a niche market for PDF.

CDL Markets. Considerable work has been done over the last two years to determine the composition of CDL. The Company now believes that the separation of CDL into three fractions creates opportunities to participate in markets with considerably higher value than the fuel oil market. The light fraction of CDL is felt by the Company to be an acceptable cresylic acid feedstock at a value above $30 per barrel. The Company's opinion has been bolstered by discussions with companies who are potential customers for such a product. The middle faction of CDL will most likely remain an industrial fuel. However, work continues to upgrade a portion of this fraction to a higher value fuel product such as diesel fuel. The heavy fraction of CDL is felt by the Company to have a potential application in the asphalt sealer and high quality anode product markets. Test programs are now underway at two major tar chemical processors to verify these markets.

International Markets. As stated previously, the Company believes that the current domestic market holds the most short term economic potential. However, the international coal market is estimated by the Company to be substantially larger at approximately four times the size of the domestic market. While the Company has completed several feasibility studies in China, Russia, Indonesia and Australia, and entered into various memorandums of understanding with international governments and private entities the current poor economic conditions in these countries has negatively impacted the progress of these projects. Consequently, the Company does not expect these projects to progress until economic conditions improve. The Company's objective in these foreign markets is primarily to meet the needs of providing more energy efficient and environmentally friendly products as an upgraded coal utility fuel and low temperature coal tars and chemical products for domestic use and/or to provide a value added export product.

Competition. The principal markets for PDF and CDL are in the energy industry, which is intensely competitive. There are many companies engaged in research into ways to clean or convert coal into a more environmentally acceptable fuel or other commercially viable products. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources and may be better equipped to develop, test and license coal-refining technologies. In addition, some of these companies have extensive experience in operating refining plants and many of these companies have extensive experience in operating coal-burning plants. These companies may develop and introduce coal-refining technologies competitive with or superior to those of the Company prior to any market acceptance for the LFC Process or other technologies developed by the Company or its subsidiaries.

The relative speed with which the Company markets the LFC Process and enters into licenses or other agreements with third parties who, thereafter construct, own and operate a plant using the LFC Process and their success in supplying processed coal products, are expected to be important competitive factors. The Company expects the principal competitive factors to include, among other things, how quickly the Company can develop LFC projects and market products to provide electric utilities an alternate means to comply with air emission regulations, as well as how economically LFC Process coal products can be produced, at what quality levels and how fast demand for such products develops, compliance with environmental standards, transportation costs, cost comparisons to other energy fuels, and the strength of any patents for the LFC Process or for other related technologies.

The demand, if any, by coal-fired electrical generation facilities for processed coal products derived from using the LFC Process may also be materially impacted by competing fuels such as natural gas and emission control technologies, such as selective catalytic reduction. The Company believes other factors which may influence competition include the availability and cost of delivered coal, the difference between the costs of other energy alternatives and coal prices and availability, regulatory efforts to reduce pollution and other emissions, regulatory incentives, if any, to utilize clean coal based energy sources and the reliability and cost effectiveness of the LFC Process relative to other competing technologies.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the period between development and testing of the LFC Process and any possible introduction of the technology into the commercial market place.

The Company is aware of several entities in the U.S. and in foreign countries, which are engaged in producing clean-burning coal. These include the Rosebud SynCoal Partnership, owned by a subsidiary of Montana Power Company, which owns a plant in Colstrip, Montana. Also, KFX, Inc., a public company, is engaged in producing a clean coal product: Carbontec, which produces upgraded coal at a pilot plant; and Custom Coals, International, which makes a clean coal product. There can be no assurance that the Company will be able to compete successfully with any of these companies.

Patents and Proprietary Technology. The Company has patents or patent applications for eight LFC Process and LFC Process related patents in the U.S. and in five foreign countries.

The Company has non-exclusive worldwide rights to license the use of the MK Dust Control System pursuant to the License Agreement with Bluegrass (WCT). There can be no assurance any additional patents will be issued to the Company as a result of the pending applications, or, if issued, such patents combined with the existing Company patents will be sufficiently broad to afford protection against competitors using similar technology. The Company's success will depend in large part on its ability to obtain patents for the LFC Process improvements and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder would provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company. U.S. patents do not provide any remedies for infringement occurring before a patent is granted. As patent rights are territorial, the Company may not have an effective remedy against use of their patented technology in any country in which the Company does not, at the time, have an issued patent.

The commercial success of the Company may also depend upon avoiding the infringement of patents issued to competitors. TEK-KOL owns all of the technology relating to the LFC Process through which the Company currently owns 50%. If competitors prepare and file patent applications in the United States claiming technology also claimed as proprietary by the Company, the Company may incur substantial costs in participating in interference proceedings declared by the U.S. Patent office ("PTO") to determine the priority of the invention. An adverse outcome of such proceedings could subject the Company to significant liabilities to third parties and could require the Company to license disputed rights from third parties or cease using the infringing technology. Although the Company believes its current and proposed activities do not and will not infringe upon patents for competing technologies, there can be no assurance the Company's belief would be affirmed in any litigation over any patent or that the Company's future technological developments will be outside the scope of these patents.

A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the extent or nature of inventions being claimed in pending patent applications filed by its competitors. If competitors infringe on the Company patents which are pending but not yet issued, TEK-KOL and the Company will not be able to pursue infringement claims against them unless the infringement continues after such patents are issued.

The Company also relies on certain proprietary information, which may not be patentable. Although the Company has taken steps to protect its proprietary information, in part through the use of confidentiality agreements with certain employees, potential partners, consultants and contractors, there can be no assurance these agreements will not be breached, the Company would have adequate remedies for any breach, or the Company's proprietary information will not otherwise become known or be independently developed or discovered by others including its competitors.

Governmental Regulation. The LFC Process, as it is proposed to be used in the operation of a LFC plant, will likely be subject to numerous federal and state regulations. Although the Company intends to own a portion of any future commercial LFC plant constructed in the United States, it is more likely to be wholly owned by others since the Company does not now have, and may not in the near future have, the financing necessary to develop, construct or operate such plants. LFC plants will likely require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of any such facility may begin, and will be subject to periodic maintenance or review requirements once any such facilities begin production. Such permits and regulations include: (i) air quality; (ii) wastewater discharge; (iii) land quality; and (iv) hazardous waste treatment storage and disposal. There can be no assurance that such approval will be granted to any licensees of the LFC Process in the event a plant is proposed to be constructed and operated using the LFC Process. In addition, there can be no assurance future domestic or international governmental regulations will not change and the necessary permits and approvals for any future commercial-scale production facilities will not be prohibitively expensive or difficult to obtain. Any failure by any licensee of the LFC Process to obtain required regulatory approvals, or any substantial delay in obtaining such approval, could have a material adverse effect on the Company.

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

The Clean Air Act and amendments specify certain air emission requirements for electrical utility companies and industrial coal users. The Company believes the Clean Air Act is now, and will in the future be, a significant factor in creating demand and a market in the U.S. for the LFC Process and products. The Company believes electric utilities and industrial coal users who use the LFC products will be subject to the Clean Air Act, and compliance with such regulations could be fully or partially met through the use of the LFC Process. Beginning on January 1, 2000, Phase II of the Clean Air Act Amendments imposes a permanent cap on sulfur dioxide emissions and requires nitrogen oxide reductions. A full or partial repeal of the Clean Air Act could have a material adverse impact on the Company. The Company is unable to predict future regulatory changes and their impact on the demand for the LFC Process.


OCET OPERATING SEGMENT

Overview. The OCET Corporation, a wholly owned subsidiary of the Company, is a development stage company incorporated in the state of Delaware. OCET is developing an energy-related technology referred to as the OCET Process. The OCET Process is designed to deasphalt crude oil or resid. Resid is the residue remaining after processing crude oil in a refinery to produce liquid fuels and lubricants. The OCET Process is still in development, and will require additional research and development before it is ready (if ever) for commercial use. Future funding necessary to carry on the development of the OCET Process will be primarily for the operation and maintenance of the OCET Process Development Unit ("PDU"). See Note 6 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II of the form 10-K for additional information.

In laboratory tests, both petroleum resid and heavy crudes have been successfully deasphalted using bench scale continuous prototype processing equipment. The results of these laboratory tests indicated the ability to produce deasphalted oil which OCET believes is comparable in quality and yield to that produced by commercial solvent deasphalting processes. During the later part of 1998, extensive testing of Venezuelan Merey crude in the Company's recently completed PDU, showed measurable improvements by way of reduced metals content and reduced viscosity, over the same material processed under the same conditions without the benefit of the OCET Process. As these early results are considered positive by the Company additional testing on other crudes considered more responsive to the OCET Process are planned in 1999. There can be no assurance the results of such laboratory tests will be proved in actual commercial scale developments, or that any commercial use will be made of the OCET Process.

The Company's principal efforts in commercializing the OCET Process are intended to focus on licensing the technology to petroleum engineering and construction companies, oil refineries, oil companies, and other parties with related interests. The Company is also seeking other collaborative arrangements with manufacturers and developers of deasphalting equipment as potential partners. Construction and operation of a future commercial scale facility using the OCET Process is dependent upon funding from the petroleum engineering and construction companies, oil refinery, oil company, or other third parties. Industry data available to OCET indicates that there has been a shift of crude oils over time to being higher in resid volume and contaminant levels, and therefore, the need for a successful deasphalting technology has increased. Experts in the industry, employed by the Company, believe that the quality of crude oils has declined and has a greater amount of asphaltenes, nickel, vanadium, and other contaminants in both the crude oil as well as in the resid. This reduces the value of the crude and resid since these elements inhibit the refiners ability to produce high value products.

The OCET Process uses solvent to destabilize the crude oil or resid, followed by electric field processing to separate the asphaltenes, metals and unwanted contaminants contained in the resid in order to produce a higher quality liquid. The electric field processing distinguishes the OCET Process from other deasphalting processes known to the Company, and the Company believes OCET will provide an additional method for controlling the rate, selectivity and efficiency of the separation.

Research and Development. The Company has constructed a model PDU which it believes is capable of measuring OCET Process performance under refinery-like conditions of temperature and pressure. Concurrently, OCET has developed the analytical methods and put in place laboratory staff, capable of measuring the performance of the PDU and presenting the data in industry standard terms, for the purpose of marketing the process to potential customers. These analytical resources are also capable of measuring properties of feedstocks and other refinery streams, so as to gauge the performance of the OCET process against competitive processes in an effort to determine its commercial value and optimize process performance.

Markets. OCET believes domestic and worldwide demand for crude oil and refining products is expected to increase. Consequently, worldwide refining capacity is also expected to increase, in conjunction with an expected increase in the supply of low quality heavy crudes. OCET believes new as well as upgraded existing oil refineries are likely to be called upon to meet increased worldwide demand for fuels and to supply both distillate and residual fuels with decreased sulfur levels to decrease pollution, while relying on increasingly heavy crude as feedstock, especially on the Gulf Coast and Eastern Seaboard.

The target application for the OCET Process has initially been the upgrading of refinery resid to produce high quality lube oil blend stock, feedstocks for refinery catalytic upgrading processes, hydro-cracking or hydro-treating and boiler grade coker feed because the liquid product could be reduced in asphaltenes, metals, sulfur, nitrogen, carbon residue and other contaminants. OCET believes there are other potential markets, including deasphalting and viscosity reduction of heavy crude oil at the well site, upgrading crude oil before introduction into the crude distillation tower at the refinery, removal of metals from deasphalted oils, cleaning of used motor oil to remove metals and other contaminants, and removal of hydrocarbons and metals such as selenium from wastewater and the upgrading of existing deasphalting processes.

Competition. The OCET Process is expected to enhance existing solvent deasphalting processes and to compete with alternative methods for separation of resids, solvent extraction processes and catalytic processes. The primary method for disposing of resid is delayed coking, which exposes resid to high enough temperatures to break apart some of the chemical bonds to produce gases, liquids and solid coke, but has high capital, operating and environmental costs producing very low value coke as a product. Whereas the OCET process seeks to upgrade the value of the resid stream by improving the efficiency of the dominant deasphalting process which utilizes solvents.

There can be no assurance the OCET Process will be determined to be commercially viable, or will be developed to the point where it can be determined to be commercially viable, or that there will be a market for the OCET Process, or, if a market develops, OCET will license its technology or otherwise produce revenue from the OCET Process or any other enterprise or technology development.

The OCET Process is still in development and has not been licensed or used on a commercial scale plant. The OCET Process will require significant additional research and development, including substantial additional funding to finish development of the process and demonstrate its potential (if any) for commercial use. There can be no assurance such efforts will be successfully completed. At the present time, OCET has no agreements with any oil refinery or other party to use the OCET Process in a commercial or large scale testing facility.

Patents and Proprietary Technology. OCET filed a patent application in September 1994 for the OCET Process, which was allowed in January of 1998. There can be no assurance any patents issued to the Company, or OCET will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company.


ASSEMBLY AND MANUFACTURING SYSTEMS INC. OPERATING SEGMENT

AMS, a wholly-owned subsidiary of the Company, is a supplier of custom made precision assembly equipment. AMS designs and builds custom, automated assembly systems marketed principally to manufacturers in three principal industries: medical, automotive and high-tech (which includes the electronics and communications industries). These assembly systems integrate multiple manufacturing functions often into a single custom production line built to the customer's specifications.

Assembly functions integrated into products manufactured by AMS include: material and component handling, dispensing and placement of film or liquid adhesives, sealants or customer-formulated materials such as pharmaceuticals, marking and encoding, assembly of components, riveting, swaging, inspection functions including machine vision inspection, testing, data collection and analysis. Completed AMS assembly systems may be from bench top size to almost a hundred feet in length, and may incorporate all types of subsystems, including robots, machine vision, conveyors, welders, mechanical tests, electronic tests and others as specified by the customer. AMS believes it is well positioned to capitalize on what it forecasts is an ongoing consolidation and growth in the fragmented automation assembly market.

Automation system functions integrated into products manufactured by AMS are generally computer controlled through custom software written by AMS, and incorporate control, data handling, reporting and safety functions. The completed automation systems are generally tested and accepted by the customer at AMS prior to shipment and installation at the customer's site.

AMS believes that a majority of its current customers and future customers purchase automation systems for several reasons including support of new product introductions and start-up, labor cost reductions, increase in capacity, increase in quality, increase in productivity, and a favorable return on investment and/or payback.

AMS believes it offers customers a number of competitive advantages over its competitors including successful on-time project execution, competitive pricing, systems which meet specified performance criteria, engineering and manufacturing expertise and experience and innovative machine concepts. The typical AMS contract price is currently in excess of $350,000.

Marketing and Sales. AMS relies primarily on personal contact by its executive and sales personnel to secure new customers and to market its products. AMS regularly participates in local, regional and national trade show meetings in its key industry groups. AMS believes personal contact by its sales and engineering staff is critical to retain new customers.

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

Major Customers. Revenue from sales of automated assembly equipment accounted for 99%, 99% and 93% of the Company's revenues in 1998, 1997 and 1996, respectively. The Company has three customers whose sales represent a significant portion of sales in the automated assembly systems segment. Sales to one of these customers was in excess of 21% in 1998 and 16% in 1996. Sales to another customer was in excess of 29% in 1998 and 17% in 1997. Sales to a third customer accounted for approximately 18% in 1998 and 11% in 1996. As is typical in the automated assembly industry, AMS relies on a limited number of customers for a substantial percentage of its net sales. In 1998 sales revenues derived from four customers represent approximately 84% of total sales. In 1997 sales revenues derived from three customers represent approximately 51% of total sales and in 1996 sales revenues derived from four customers represent approximately 78% of total sales.

AMS does not have long term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of sales for the foreseeable future. The loss of, or a significant reduction in, orders by these or other significant customers could adversely impact the Company's results of operations. Furthermore, the concentration of the Company's revenues in a limited number of large customers may cause significant fluctuations in the Company's future annual and quarterly operating results. Due to the small number of annual projects attempted by AMS, a significant performance problem with any one of AMS' projects could have a material adverse effect on AMS. There can be no assurance revenue from customers who accounted for significant revenue in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

Manufacturing. All design, engineering, fabrication, assembly and testing of AMS's products are carried out at its facility in Simi Valley, California. Proprietary software and in-house procedures are used to ensure the quality and timeliness of project execution, and AMS's custom automation related software incorporate control, data handling, reporting and safety features. AMS also uses state-of-the-art computer-aided design practices to create the customized assembly processes for its customers.

To manufacture certain of its automation equipment, AMS uses subcontractors for common industrial services such as machining, fabrication of welded structures, painting and power coating on an as-needed basis. Manufacturing operations include purchasing, receiving, cutting, machining, grinding, electrical fabrication and testing, machine assembly as well as testing and all other functions required to complete the automated assembly product. When needed, AMS also employs a number of subcontractors for special assembly operations including welding, power coating, wire electric discharge machining and other unique operations.

AMS has implemented certain quality control procedures for its manufacturing facility. AMS's quality control personnel regularly monitor the manufacturing process and have initiated numerous procedures which assist in quality control. AMS believes new customers, particularly Fortune 1000 customers with large assembly project, may impose additional quality control standards.
It is possible such customer or other quality control standards may require additional substantial expenditures over a long period of time, or that AMS may determine that such expenses are not cost-effective.

Raw Materials. The primary raw materials used by AMS in assembly systems include such items as stock steel shapes, aluminum extrusions, billet and plate software. These raw material items are converted by AMS into the needed support structures and are custom-machined in house to be incorporated into the automated assembly systems purchased by AMS customers. Raw materials used by AMS are generally standard industry materials which AMS believes can be provided from multiple sources of supply. AMS believes the most critical machine subsystems such as computers, vision systems, part feeders, conveyors and robots are also common and have multiple sources of supply. Up to approximately 75% of the AMS assembly system components are purchased off the shelf. AMS does not have any long term contracts with any of its raw material suppliers, and believes numerous suppliers would be available in the event its current suppliers were not available.

Competition. The Company believes competition in the automation assembly industry is fragmented, and that no single competitor dominates the industry. While AMS competes with at least 85 other companies which are engaged in the automation assembly business, AMS believes the majority of these competitors provide assembly equipment for smaller projects, and cannot handle the larger projects (over $250,000 in price) for which AMS is currently competing. AMS's principal competitors include Remmele Corp., Vanguard Automation, and Bosch-Weldun Automation. Many of AMS's competitors have substantially greater financial, marketing and technological resources than AMS.

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

Patents and Proprietary Technology. AMS owns one patent jointly with Ethicon, a customer, however, AMS does not believe this patent is critical for the operation of its business.

Backlog. Backlog consist of uncompleted portions of engineering and construction contracts with various corporate entities. Backlog of all uncompleted contracts at December 31, 1998, totaled approximately $571,000, compared to a backlog as of December 31, 1997, of approximately $1.3 million. Although backlog reflects business which is considered to be firm, cancellations or scope adjustments may occur. Where appropriate backlog has been adjusted to reflect known project cancellations, deferrals and revisions in project scope and cost, both upward and downward.

Liability Insurance. The medical, automotive, high-tech and other products expose AMS to possible product liability claims, if the use of such products results in personal injury, death or property damage. AMS maintains product liability insurance in the principal amount of $2 million through April 1999. There can be no assurance such insurance will be adequate in terms and scope to protect AMS against material adverse effects in the event of a successful claim, or that such insurance will be renewed with acceptable terms and conditions.


EMPLOYEES

As of December 31, 1998, the Company, employed approximately 56 full time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that the relations with its employees are positive.

ITEM 2. PROPERTIES

The Company leases 5,500 square feet of office space at 1200 Prospect Street, Suite 325, La Jolla, California 92037. The term of the lease expires in December 2000. In addition, the Company leases office space in a suburb of Denver, Colorado for marketing purposes. The term of this lease expires in December 1999. The Company also maintains an administrative office in Gillette, Wyoming for engineering and administrative purposes. The initial term of this lease expires in July 1999. The Company's OCET subsidiary leases 5,080 square feet of laboratory space at 11588-20 and 21 Sorrento Valley Road, San Diego, California 92121 pursuant to a lease which expires in May 2000. AMS leases 20,000 square feet of office and manufacturing space at 2222 Shasta Way, Simi Valley, California 93065, which includes 15,000 square feet of manufacturing space which is currently being leased on a monthly basis. The Company and AMS believe their current facilities will be adequate for their respective expected needs for the foreseeable future.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the three months ended December 31, 1998, to a vote of the shareholders.

===============================================================================
                                    PART II
===============================================================================

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

                        High           Low
============================================
1998
  First Quarter       $ 1.47         $ 0.75
  Second Quarter        1.72           0.63
  Third Quarter         1.70           0.28
  Fourth Quarter        0.57           0.27

1997
  First Quarter       $ 6.25         $ 4.19
  Second Quarter        4.31           1.88
  Third Quarter         3.22           1.03
  Fourth Quarter        2.38           1.09
============================================

As of March 2, 1999, the Company had approximately 2,200 stockholders of record, and believes it has beneficial owners in excess of that number.

The Company has not declared any cash dividends on the Common Stock and does not currently intend to pay any cash dividends on the Common Stock in the foreseeable future.

The Company had the following sales of unregistered securities during the three month period ended December 31, 1998.

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

As provided in related service or consulting agreements, the Company on October 1, 1998, granted eight warrants to purchase an aggregate 205,000 common shares to four consultants and four outside directors for services rendered, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation
D. Investment representations were obtained from the individuals and legends were placed on the certificates. The exercise prices were not lower than the closing bid price on the grant date and expire on October 1, 2003. The warrants are first exercisable one year from the date of grant at $0.265 per share. In connection therewith the Company recorded compensation expense of $44,710.

On October 30, 1998, the Company was able to extend or exchange approximately $4.4 million in existing debt for new securities of the Company including amended or new convertible debt securities, preferred stock and also paid approximately $30,000 in existing debt. The Company retired $3,650,416 in existing 10%, 11% and 12% interest bearing notes and convertible debentures which were required to be paid prior to October 31, 1998, in exchange for new or amended 12% convertible debentures, in the same amount, due September 30, 1999. These debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 1999. The debentures are convertible at the option of the holder subsequent to November 13, 1998, in whole or in part, at the lower of a calculated number as of the closing date ($0.406), or the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company. The Company obtained an extension to September 30, 1999, of approximately $724,000 of debt, and in connection therewith, agreed to grant 69 Series 98D preferred shares convertible with no further payment into an aggregate of approximately 48,000 shares of the common stock valued at $27,500 and recorded as prepaid interest. During the three month period ended December 31, 1998 debenture holders converted $167,410 of their debentures into 480,971 shares of common stock. These securities were issued only to existing debt holders pursuant to the exemptions provided by Sections 3(a)(9) and Section 4(2) of the Securities Act and Regulation D.

Prior to completion of the Series 98C mandatorily redeemable preferred stock offering, the Company, in conjunction with the offering received $350,000 in cash as a bridge loan from three foreign accredited investors. The bridge loan was in the form of three 12% notes payable to the three investors who also participated in the Series 98C Preferred stock offering. These securities were issued by the Company in reliance upon exemptions from registration provided by
Section 4(2) of the Securities Act and the provisions of Regulation D. The notes were exchanged for the Series 98C preferred stock and the Company issued 15,508 shares of common stock for interest valued at $4,652. (See Note 9 to the Notes to Consolidated Financial Statements for additional information.)

On November 4, 1998, the Company issued 950 shares of $0.01 par value, 6% Convertible Preferred Series 98C and six warrants to four foreign investors for cash and notes payable. The Company received net proceeds of $918,000 representing the completion of the first tranche of this Preferred series. The securities were issued by the Company in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and the provisions of Regulation D. These shares have a liquidation preference of $1,000 per share and accrue dividends at the rate of 6% per annum which are cumulative. The number of shares of common stock to be issued upon conversion of the 98C Preferred Shares will be determined by dividing the amount to be converted by the lesser of $0.46 or 75% of the five lowest closing bid prices of the common stock during the Lookback Period. The Lookback Period is defined as the five trading days immediately preceding the date the notice of conversion is received by the Company. After the last trading day of each month that the Series 98C Preferred Stock remains outstanding, starting on the first day of the fourth month after November 4, 1998, the Lookback Period will be increased by two trading days per month until the Lookback Period equals a maximum of 30 trading days. The 98C Preferred Stock is redeemable at the option of the Company, in whole or in part, in cash, at 125% of the Liquidation value plus accrued and unpaid dividends. In the event the 98C Preferred Stock is not converted two years from the Closing Date then the outstanding 98C Preferred Stock shall be redeemed by the Company as if the Company voluntarily elected such redemption. The six warrants which are convertible into 47,500 shares of common stock, contain an exercise price equal to 110% of the average closing bid price for the five trading days preceding the closing date. The warrants are exercisable two days following the closing date and expire on November 4, 2003.

The shares of common stock underlying the 98C Preferred shares and warrants are subject to a Registration Rights Agreement, which required the Company to file a registration statement for these securities with the Securities and Exchange Commission ("SEC"). The Company pursuant to this agreement filed and obtained effectiveness of the required registration statement within the prescribed time period

In connection with the sale of the first tranche of 98C Preferred Shares, the Company paid an unaffiliated placement agent (Settondown Capital International, Ltd.) a fee consisting of $25,000 in cash, 70 shares of 98C Preferred Stock having a value of $70,000 and warrants to purchase 47,500 shares of common stock as compensation for placement services. The securities were issued by the Company in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and the provisions of Regulation D. The warrants are exercisable at 110% of the average closing bid price for the five trading days preceding the closing date. The warrants are exercisable two days following the closing date and expire on November 4, 2003. In addition to the placement agent fees the Company paid $7,000 in cash for legal and escrow fees incurred in connection with this transaction. The net proceeds of this transaction were used for working capital purposes.

On November 16, 1998, the Company as provided in a related service agreement, granted one warrant to purchase an aggregate 35,000 common shares to one employee, pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the individual and legends were placed on the certificate. The exercise price was not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrant is first exercisable one year from the date of grant at $0.35 per share.

On December 1, 1998 (a closing date), the Company issued 250 shares of $0.01 par value, 6% Convertible Preferred Series 98C ("Series 98C Preferred") and one warrant to one foreign investor for cash. The Company received net proceeds of $247,500 which represents the second tranche of the Series 98C Preferred. Additionally, on December 11, 1998 (a closing date), the Company issued 250 shares of $0.01 par value, Series 98C Preferred and one warrant to one foreign investor for cash. The Company received net proceeds of $247,500 which represents the third tranche of the Series, 98C Preferred. The securities were issued by the Company in reliance upon exemptions from registration provided by
Section 4(2) of the Securities Act and the provisions of Regulation D. These shares have a liquidation preference of $1,000 per share and a dividend preference of 6% per annum, cumulative. The number of shares of common stock to be issued upon conversion for each tranche of the Series 98C Preferred will be determined by dividing the amount to be converted by the lesser of (i) $0.36 for the second tranche and $0.40 for the third tranche or (ii) 75% of the five lowest closing bid prices of the common stock during the Lookback Period. The Lookback Period is defined as the five trading days immediately preceding the date the notice of conversion is received by the Company. After the last trading day of each month that the Series 98C Preferred remains outstanding, starting on the first day of the fourth month after the respective closing date, the Lookback Period will be increased by two trading days per month until the Lookback Period equals a maximum of 30 trading days. The Series 98C Preferred is redeemable at the option of the Company, in whole or in part, in cash, at 125% of the liquidation value plus accrued and unpaid dividends. In the event the Series 98C Preferred is not converted two years from the closing date of the tranche then the outstanding Series 98C Preferred Stock shall be redeemed by the Company as if the Company voluntarily elected such redemption, subject to Utah law. The warrants are convertible into 12,500 shares of common stock each, at an exercise price equal to 110% of the average closing bid price for the five trading days preceding the Closing Date ($0.38 for the second tranche and $0.40 for the third tranche). The warrants are exercisable beginning two days following the closing date and expire five years from the respective closing date.

The shares of common stock underlying the 98C Preferred and warrants are subject to a Registration Rights Agreement, which requires the Company to file a registration statement for these securities with the Securities and Exchange Commission ("SEC"). The registration statement was filed and declared effective by the SEC within the prescribed time period.

In connection with the sale of the second and third tranches of the Series 98C Preferred, the Company paid an unaffiliated placement agent a fee consisting of 50 shares of 98C Preferred Stock having a face value of $50,000 and warrants to purchase 25,000 shares of common stock as compensation for placement services. The securities were issued by the Company in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and the provisions of Regulation D. The warrants are exercisable at 110% of the average closing bid price for the five trading days preceding the closing date. The warrants are exercisable beginning two days following the closing date and expire five years from the closing date. The net proceeds of this transaction will be used for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Company, certain of which appear elsewhere in this Annual Report together with the reports of the Company's Independent Auditors, whose reports include an explanatory paragraph relating to an uncertainty concerning the Company's ability to continue as a going concern. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

YEARS ENDED DECEMBER 31,                 1998           1997            1996            1995              1994
==================================================================================================================
Statement of Operations Data:
Revenues                            $ 4,643,989    $ 5,322,724     $ 4,244,268     $   900,306(1)    $   552,503
Net loss                             (5,542,609)    (5,708,302)     (4,259,365)     (6,824,940)(1)    (5,844,121)
Imputed dividends(2)                 (1,890,387)      (770,226)             --              --                --
Net loss applicable
  to common stock                    (7,432,996)    (6,478,528)     (4,259,365)     (6,824,940)       (5,844,121)
Net loss per common
  share - basic                           (0.50)         (0.88)          (0.80)          (2.46)(1)         (3.02)
Weighted average common
  shares outstanding                 14,751,222      7,324,953       5,357,010       2,774,084         1,933,032

Balance Sheet Data:
Current assets                      $ 1,374,244    $ 1,648,745     $ 2,295,167     $   944,910       $   717,406
Working capital deficiency           (4,262,493)    (4,284,559)     (4,015,187)     (2,369,079)       (3,348,255)
Total assets                          4,807,508      5,590,445       6,628,678       6,592,086         8,198,362
Long-term debt (excluding
  current portion)                      104,750        114,250         123,750       4,631,250         3,575,835
Stockholders' equity (deficiency)    (2,383,327)      (457,109)        194,574      (1,629,578)          556,866
==================================================================================================================

(1) The Company acquired AMS effective October 30, 1995. AMS recorded revenue of $867,000 and income from operations of $238,000 for the period October 31, 1995, through December 31, 1995.

(2) No cash dividends have been declared or paid since inception. Imputed dividends related to preferred stock issued with a non-detachable beneficial conversion feature. See Note 2 to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Annual Report on Form 10-K contains statements relative to: (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management, and (vi) the need for and availability of additional financing; which may be considered forward-looking statements.

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

RESULTS OF OPERATIONS

Year ended December 31, 1998, compared to Year ended December 31, 1997.

Net Loss per Common Share. Basic net loss per common share decreased $0.38 per share over the prior year. After excluding the effect of non-recurring imputed dividends the Company's basic net loss per common share decreased approximately $0.40 per share over the prior year. The imputed dividends are related to the beneficial conversion feature associated with the issuance of convertible preferred stock. Also see Note 2 "Net Loss per Share" to the Notes to Consolidated Financial Statements. The decrease in basic net loss per share for the current year is attributable to an increase in the weighted average number of common shares outstanding and a net loss decrease before imputed dividends of approximately $166,000 over the prior year.

Sales and Cost of Sales. Sales and cost of sales for the current year decreased 13% and 11%, respectively, over 1997. Sales and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method. The Company believes this decline in sales is primarily the result of the General Motors strikes which began in early June and ended in late July, impacting third quarter orders for automated assembly equipment in the automotive sector. As a result, the Company experienced a 39% decline in sales to this sector for the year. The Company does not anticipate any significant long-term effects on future sales to this sector as fourth quarter sales exceeded those of 1997. The decline in the Company's backlog and the widely reported economic instability in the Asian-Pacific region indicates that certain domestic customers in the electronics or high-tech sectors, who have seen their Asian-Pacific revenues decline are ordering less automated assembly equipment. Consequently, AMS's sales to this sector have declined approximately 18%, over 1997 sales. The projected length and severity of this slowdown to this sector is unknown at this time. AMS experienced a 53% increase in sales to the medical sector primarily due to the sales to one customer who made up approximately 21% of total sales for 1998. Sales to this sector are projected to remain approximately the same in 1999.

Other Income. Other income for 1998, remained substantially unchanged over the prior year. The small fluctuations are directly related to the cash balances maintained and the interest rates available for short term deposits.

Loss on Investment in TEK-KOL. The Company's share of the TEK-KOL loss for 1998, decreased approximately 34% over 1997. The overall decrease for the year is primarily attributable to a significant amount of development work being performed on CDL upgrading in 1997. During 1997 the CDL enhancement program was in full swing and TEK-KOL spent approximately $281,000 less in 1998 than in 1997. This decrease in expenses is primarily attributable to the results obtained from the program in 1997 which allowed the parties to narrow their development focus. CDL enhancement efforts by the Company and TEK-KOL in 1998 were continued alone and in collaboration with other outside third parties who are absorbing some of the costs of development. In addition, TEK-KOL's operating expenses are influenced by the number and timing of feasibility studies performed. During 1997 the partnership spent considerable time and money evaluating several international projects which were curtailed in 1998 due to the widely reported economic instability in the international markets where these projects would be sited.

On November 11, 1998, in accordance with the Company's notice of termination, the active operations of the TEK-KOL partnership terminated. Upon termination, the parties are required to take those steps necessary to dissolve the partnership and wind up all partnership affairs. All tangible assets are to be sold or otherwise disposed of and all intangible assets comprising intellectual property are transferred to both parties such that each party owns an undivided 50% interest in all patents, trade secrets, trademarks, and all other intellectual property. Although management estimates that the Company will be required to contribute approximately $250,000, of which $180,172 has been accrued for as of December 31, 1998, no formal plan for dissolution has been approved by the partners. Consequently, the Company is currently unable to project the future income or loss, if any, that will be associated with the dissolution of the TEK-KOL partnership.

Engineering Research and Consulting Expenses. Engineering research and consulting expenses are essentially related to the Company's activities pertaining to the OCET and LFC technologies. Engineering research and development expenses for 1998, decreased approximately 4% over the prior year. The decrease is primarily attributable to a 38% reduction in the number of employees working at the Company's OCET laboratory which is partially offset by an increase in laboratory costs, as the Company continues its evaluation of the OCET Process.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998, decreased approximately 11% over the prior year. The decrease is primarily related to the Company's reduced expenditures for financial consultants and public relations expenses in 1998 and a one time charge of $155,000 related to the write-off of certain contingent notes receivable in 1997. In addition, selling, general and administrative expenses for AMS decreased approximately $45,000 over the prior year due to a decrease in administrative personnel and related expenses. This decrease is offset in part by the Company agreeing to issue an additional 110,000 shares of restricted common stock, valued at approximately $105,000, to the 97D convertible preferred stock investors in settlement of a contractual dispute, an increase of approximately $61,000 in insurance costs for improved coverage and approximately $50,000 of financial penalties associated with delays in registering the common shares underlying certain securities of the Company.

Legal and Accounting Expenses. Legal and accounting expenses for 1998, increased 34% over the prior year period. The increase is related primarily to legal and accounting expenses incurred in preparing and filing the Company's two registration statements on Form S-2 with the Securities and Exchange Commission.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for 1998, increased 15% over the prior year. The increase is due primarily to purchases and construction of additional equipment at the OCET laboratory and AMS.

Interest Expense. Interest expense for 1998, remained substantially unchanged over the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had assets totaling $4.8 million, including restricted cash of $0.4 million, and a working capital deficiency of $4.3 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of December 31, 1998. Current notes payable, convertible debentures, and associated accrued interest aggregating $4.3 million and $4.5 million primarily contribute to the Company's working capital deficiency at December 31, 1998, and 1997, respectively. (See Note 5 to the Notes to Consolidated Financial Statements.) Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at December 31, 1998. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. The Company believes the long-term liquidity deficiency will be satisfied through future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET
Processes result in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the year ended December 31, 1998, increased 20% over 1997. Cash used in operating activities for the year ended December 31, 1997, remained substantially unchanged over 1996. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $5.5 million, $5.7 million and $4.3 million for the years ended December 31, 1998, 1997, and 1996, respectively. These losses were incurred primarily as a result of the Company's administrative and technology development activities.

The Company's investing activities amounted to a use of funds of approximately $865,000 and $1,413,000 for the years December 31, 1998, and 1997, respectively. This represents a 39% decrease in investing activities over 1997. The decrease is primarily attributable to the Company's reduced investment in the TEK-KOL partnership and construction of the OCET Process Development Unit which principally took place in 1997. In 1996 the Company's investing activities resulted in a source of funds when it collected approximately $1.7 million on certain notes receivable.

In 1998 and 1997 investing capital was utilized primarily in the funding of the TEK-KOL Partnership's operations; acquisition and construction of equipment at the OCET laboratory; and the acquisition of equipment at AMS. Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to its final pending dissolution. The Company is required to contribute one-half of any such required capital contributions. Management presently estimates that the Company may be required to contribute approximately $250,000 in 1999 for past operations and dissolution related expenditures. In addition, the Company, as of January 14, 1999, has entered into a joint venture with MLFC a wholly-owned subsidiary of Mitsubishi Corporation. (See Note 13 to the Notes to Consolidated Financial Statements.) In accordance with the joint venture agreement, the Company anticipates expenditures of approximately $500,000 for 1999. This joint venture funding requirement is anticipated to be offset by the receipt of $1.0 million from the joint venture in accordance with a service agreement executed by the parties. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. In 1999 the Company is projecting capital expenditures for equipment at OCET and AMS to remain consistent with prior years. The Company does not have material commitments for capital expenditures as of December 31, 1998.

The Company's financing activities raised approximately $4.3 million, $4.2 million and $3.4 million for the years ended December 31, 1998, 1997, and 1996. These funds were raised primarily through the private placement of equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

The Company had notes payable and associated accrued interest aggregating $4.5 million required to be paid prior to October 31, 1998. In October 1998, the Company satisfied these liabilities through its 98D exchange offering. This exchange offering extended the due date of these liabilities to September 30, 1999, in exchange for primarily convertible debt and equity securities. (See
Note 5 to the Notes to Consolidated Financial Statements.)

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

YEAR 2000

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has assessed the impact on its computer systems of the Year 2000 issue. The financial impact of making the required systems changes are not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Additionally, the Company is reviewing the year 2000 issue with it's suppliers, shippers, customers, and other external business partners. There can by no assurance, however, that all the systems of its suppliers, shippers, customers and other external business partners will function adequately. If the systems of the Company's suppliers, shippers, customers, and other external business partners are not year 2000 compliant, it could have a material adverse effect on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for fiscal years beginning after December 15, 1998, and generally requires that all start-up costs, as defined, be expensed as incurred. The Company is in the process of identifying any previously capitalized costs which may have to be expensed under this guidance. Any required adjustment, pursuant to SOP 98-5 will be recorded in the first quarter of 1999, as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Entities adopting SOP 98-5 are not required to report the pro forma effects of retroactive application.

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998.

The Financial Accounting Standards Board had issued certain other pronouncements as of December 31, 1998, that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make based on its current operations.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Historical Losses; Probable Future Losses

We have had a net loss in every year since we were incorporated in 1980. As of December 31, 1998, we had an accumulated deficit of approximately $56.3 million and a working capital deficiency of approximately $4.3 million. Our operations may result in substantial and continuing losses in the future. We have only generated limited revenue from our principal business which is the LFC Process. Almost all of our recent revenues have been provided by AMS, our principal subsidiary. AMS provided 99% of our gross revenues in each of the years ended December 31, 1998, and 1997, and 93% of the gross revenues for the year ended December 31, 1996. To achieve profitability, we must, among other things, successfully complete development of the LFC Process and license the LFC Process to third parties who will operate an LFC Process plant on a commercial scale. Accordingly, we cannot assure you that we will be able to achieve profitability at all or on a sustained basis.

Substantial Debt

We have substantial debt and debt service obligations. On December 31, 1998, we had approximately $4.3 million in debt which is due on September 30, 1999. The debtholders have a right to convert this debt into equity which may occur prior to September 30, 1999. Other than this, we have no procedures in place to retire any of the debt prior to the due date. Absent conversions into equity, unless we receive substantial additional financing or can extend or convert the debt, based on current operations, we may not be able to pay the principal or interest payments on our debt. If we can't pay or refinance our debts, we may be unable to continue in business. We cannot assure you that we will receive enough funding to pay our debts, or that we will be able to refinance or convert our debts before or when they become due.

Substantial Capital Requirements

We must raise substantial additional financing to market our proposed LFC Process and OCET Process, to conduct research and development and to pay our debt obligations. During the next year, we must pay our LFC related obligations and approximately $4.3 million on our debt. We do not currently have the funds available to pay these obligations. Based on past operations and funding activities, we typically have on average three months worth of operating capital available. We intend to raise the funds necessary for these expenses through selling equity or debt securities, or by executing one or more strategic partnerships, licenses or other similar transactions. We have no commitments for any additional financing and we cannot assure you any additional financing will be available on acceptable terms. If additional financing is not available, we maybe required to reduce or suspend operations, seek to sell our assets or sell securities on favorable terms. Our $400,000 line of credit is secured by collateral and we are uncertain we can obtain additional bank financing in the near term. Our future financing requirements will be affected by numerous factors including results of LFC Process and OCET Process tests, research and development results and competitive and technological factors.

No Established Markets for Either LFC Process or OCET Process Products

While we believe a market will develop in the United States and abroad for LFC Process and OCET Process products, no market for these products currently exists. We must establish and develop a market for the LFC Process products among potential customers such as electric utility companies and industrial coal users and for the OCET Process by oil refineries and others. The market viability of the LFC Process won't be known until third parties such as large electric utilities or coal mining companies construct and operate commercial scale facilities which produce PDF and CDL. Until all components of the LFC
Process and OCET Process are completed, which is expected to take additional time, money and testing, we may not be able to license parties to build and/or operate either an LFC Process or an OCET Process plant.

Demonstration Plant Operations Discontinued

The Demonstration Plant was built to demonstrate the LFC Process, and has produced and shipped PDF and CDL. ENCOAL discontinued the operations of the Demonstration Plant in the fourth quarter of 1997 and its successor is unlikely to resume operations. The cessation of operations of the Demonstration Plant may have a material adverse impact on our ability to market and license the LFC Process and therefore on our business and operations.

Limited Licenses for LFC Process; No Licenses for OCET Process

TEK-KOL, which owns the LFC Process, has issued four license agreements for the LFC Process. The four current licenses for the LFC Process are expected to generate nominal revenues in the near future. There can be no assurance we will successfully market, license or sell either the LFC Process or the OCET Process. We will be dependent upon third parties to finance the construction, development and operation of plants using the LFC Process and the OCET Process. We do not have any license agreements for the use of the OCET Process as the OCET Process is in the development stage.

Dependence on Others

We do not presently have adequate capital, experience, resources or personnel to finance, design, engineer, construct and operate an LFC Process or OCET Process production plant. Therefore, we will be dependent on entering into agreements with third parties to provide such financial participation and services for both the LFC Process and OCET Process. We believe it would require $450 million or more, several years of construction and expertise in major plant development and operations to develop, construct and operate the first commercial LFC Process plant. We cannot assure you we will enter into any agreement with any third parties, or even if such agreements are entered into that they will be successful or profitable. If we are not successful in our attempts to license the LFC Process and/or the OCET Process it will have a material adverse impact on our business and operations.

Dilutive Effects of Outstanding Securities

We have a substantial number of options, warrants and other convertible securities which are outstanding. The exercise of the options and warrants or the conversion of a significant number of the convertible securities could result in substantial additional dilution to our existing shareholders. As long as such options, warrants or convertible securities are outstanding, our ability to obtain equity capital on favorable terms may be adversely affected. Several of our outstanding series of convertible preferred stock are convertible into a variable number of shares of common stock pursuant to a formula which results in the holders receiving more shares of common stock the lower the trading price of our common stock.

Conversion of some of our preferred stock and the resale of the common stock could result in a lower market price for our securities. Such conversions could also result in other holders of our convertible securities receiving more shares of common stock resulting in even greater potential dilution.

Going Concern Assumption

The reports of our independent auditors on our financial statements for December 31, 1998, 1997, and 1996, contain an explanatory paragraph indicating that our recurring operations losses, working capital deficiencies and certain other matters raise substantial doubt about our ability to continue as a going concern. We will require substantial additional funding in the future, and our independent auditors' report on our future financial statements may include a similar explanatory paragraph if we are unable to raise sufficient funds or generate sufficient cash from operations to cover our cost of operations. The statements by our independent accountants may have a material adverse affect on our ability to raise money or enter into agreements to commercialize the LFC Process or the OCET Process and therefore may materially adversely affect our business, financial condition and results of operations.

Liquidity of Trading Market; Penny Stock

Shares of our common stock are quoted on the OTC Bulletin Board system. This over-the-counter market on an electronic bulletin board generally supports quotations for securities of companies that do not meet the NASDAQ Small Cap Market listing requirements. As a result, investors may find it more difficult to dispose of, or to obtain accurate price quotations of, our common stock than they would if our common stock were quoted on the NASDAQ Small Cap Market. In addition, quotation on the OTC Bulletin Board depends on the willingness of broker-dealers to make a market in our common stock. We cannot assure you that our common stock will continue to be so quoted or that there will continue to be a market for buying and selling our common stock. Our common stock is also subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Such rules may discourage the ability or willingness of broker-dealers to sell and/or make a market in our common stock.

Target Market for LFC Process Plant Products

We believe the potential market for the processed coal to be produced by future LFC Process plants includes utilities, independent power producers, certain manufacturers of steel using new technologies, and other industrial enterprises which use coal, both in and outside of the United States. The potential market for the coal-derived liquid fuels includes industrial fuel users, refineries and makers of chemical products in the United States and foreign countries. Our ability to market the LFC Process to these markets will be dependent upon various factors, including the user's current and future commitment to coal or oil based energy, changes in the cost of delivered coal and oil, and the difference between the costs of coal generated power versus other energy sources.

Dependence on U.S. Regulations of Air Emissions

We believe a significant factor which assists in creating demand for the LFC Process in the United States is the Clean Air Act, as amended. The Clean Air Act specifies certain air emission requirements for electric utility companies and industrial fuel users which are potential markets for the LFC Process, and we believe these requirements could be fully or partially met through the use of our LFC Process. A full or partial repeal of the Clean Air Act could weaken or eliminate demand for the LFC Process and could have a material adverse impact on our business and operations.

Competition and Technology Obsolescence

The principal market for LFC Process products is the energy industry, which is intensely competitive. Many utility companies, coal companies and other companies are engaged in research to clean or convert coal into a less polluting and more efficient fuel or other commercial products. Many of our competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, test and license coal related technologies. In addition, some of these companies have extensive experience in operating coal technology plants. These companies may develop and introduce coal related technologies competitive with or superior to our LFC Process prior to any market acceptance for the LFC Process or other technologies developed by us or our affiliates.

We expect that LFC Process product competition will be based, among other things, on how economically, if at all, the LFC Process coal products can be produced, their quality, compliance with environmental standards, transportation costs, government incentive programs, comparison to energy generating alternatives, and the strength of any patents on the LFC Process or other potential technologies.

The automation assembly industry within which AMS competes is highly competitive. Competition is based primarily on price, the speed and quantity of products produced, timely delivery, product quality, safety, product innovation and assistance in marketing and customer service. AMS competes with at least 85 other companies in the automation assembly business. Many of AMS's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than AMS. We cannot assure you AMS will be able to compete successfully.

Patents and Intellectual Property

Patents and other proprietary rights are very important to our success and competitive position. We have patents issued and pending in the U.S. for both the LFC Process and OCET Process. We also have foreign counterparts for certain of these patent applications. We cannot assure you that any of the pending patent applications will be issued or, if issued, will provide meaningful protection or not be challenged or invalidated. Any patents obtained will be for a limited time, generally not exceeding 17 years from the date of issuance or 20 years from the date of filing.

We seek to protect our patents and other proprietary rights, but these actions may be inadequate to protect our patents and other proprietary rights or to prevent others from claiming violations of their patents and other proprietary rights. Any claims, with or without merit, against our patents and proprietary technology would subject us to costly litigation and the diversion of our technical and management personnel and could have a material adverse impact on our business, financial condition and results of operations.

Risks Associated with International Development Efforts

We have been actively pursuing LFC Process projects in Russia, Indonesia and China for a number of years. While we believe international operations in these countries represent potentially significant opportunities, we do not have any agreements to construct or operate an LFC Process plant in any of these countries. Because of the Asian and Russian economic crisis, these proposed projects may not progress any further until economic conditions in Asia and in Russia improve. We also believe the market for the LFC Process in China may be adversely affected by the Asian economic crisis. If we do business in foreign companies it also exposes us to many risks not present in the United States, including political, military, privatization, supply, currency exchange and higher credit risks. We cannot assure you that we will reach any agreement to commercialize the LFC Process in these or any other foreign countries. The termination of the TEK-KOL Agreement and the suspension of Demonstration Plant operations may also materially adversely impact our marketing and licensing efforts for the LFC Process in these and other countries overseas.

Electric Utility Regulatory Changes

The domestic electric utility industry is in the early stages of deregulation. The National Energy Policy Act of 1992 exempts a new class of facilities from certain federal utility regulation and liberalizes access for non-utility generators. This legislation also initiated competition in the wholesale electric market. In addition, many states are considering the elimination of many of the regulations that currently limit the ability of parties to sell within specific geographic boundaries. We believe these regulatory changes will result in utilities and other power generators striving to reduce costs. We also believe these changes will result in increased competition in the electric wholesale and retail markets and increase pressures on all suppliers to electric utilities to reduce costs. These factors may make it more difficult to obtain the pricing needed to sell LFC Process products into the United States utility market.

Dependence Upon Key Personnel

Our success in developing the LFC Process, the OCET Process and additional marketable products and processes and achieving a competitive position is dependent in large part on our ability to retain qualified scientific and management personnel. We cannot assure you we can retain such personnel. If we lost any of these individuals, it could have a material adverse impact on the business and operations of the Company. Our potential growth and expansion into areas requiring additional expertise, such as expanded programs for the LFC Process and OCET Process requires additional research, testing, engineering and marketing personnel which could place increased demands on our human resources. If we expand and can not attract and retain personnel with appropriate expertise it could have a material adverse effect on our prospects for success. We also rely on consultants and advisors to assist us with marketing, management, and research and development strategies. Our consultants and advisors are self-employed or are employees of other companies, and may have commitments to, or consulting or advisory contracts with, more than one other entity that may affect their ability to contribute to our projects.

AMS's success will depend, in large part, on its ability to retain qualified project management, qualified engineers and management personnel. We cannot assure you we will be able to retain such personnel. The loss of any of these individuals could have a material adverse impact on AMS's business.

Environmental and Other Government Laws and Regulations

Potential LFC Process and OCET Process plants and the operations of AMS are now and will likely in the future be subject to federal, state and local environmental and other laws and regulations. These laws and regulations include the Clean Air Act and various regulatory provisions of the United States Department of Energy, the Environmental Protection Agency and the Internal Revenue Service, as well as the laws and regulations of other countries and international treaties. Future tax policy could also negatively impact our prospects if the government encouraged production of other than coal for fuel sources.

It is likely LFC Process Plants will be subject to the application of various environmental regulations designed to ensure, among other things, environmentally compatible plant operations. Failure to comply with applicable regulatory requirements can result in fines, suspensions of regulatory approvals, operating restrictions, criminal prosecution and other negative consequences. Furthermore, additional government regulation may be established in the future, which could prevent or delay the commercialization of either the LFC Process and/or the OCET Process.

Market Value of Company's Securities

We must obtain substantial additional funds from investors for the sale of our debt or equity securities to continue in business. In the event the market price of our publicly traded Common Stock decreases below a certain price, we may be unable to sell additional equity, or if we are able to sell securities, we may not obtain sufficient consideration from the sale of our securities to provide adequate funding to continue our operations.

Exercise of Existing Warrants and Conversion of Convertible Securities

We will be able to issue shares of Common Stock registered for resale upon exercise of the warrants, options and/or the conversion of any convertible securities only if there is an effective registration statement filed with the Commission or an applicable exemption is available. Also, the Common Stock must be qualified or exempt from qualification under applicable state securities laws for each state in which the various holders of the warrants, options and convertible securities live. Subject to our other contractual obligations, we reserve the right in our discretion to not register or qualify the Common Stock in any state where the time and expense do not justify registration or qualification. The warrants, options and convertible securities may be deprived of any value in the event we do not satisfy or we choose not to satisfy such state and federal requirements. Although it is our present intention to satisfy such requirements, we cannot assure you we will be able to do so.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS



Index to Consolidated Financial Statements



Reports of Independent Auditors...........................................29-30

Consolidated Balance Sheets - December 31, 1998, and 1997....................31

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997, and 1996............................................32

Consolidated Statements of Stockholders' Equity (Deficiency) for the
years ended December 31, 1998, 1997, and 1996................................33

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997, and 1996.........................................34-35

Notes to Consolidated Financial Statements................................36-66

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
SGI International


We have audited the accompanying consolidated balance sheets of SGI International and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGI International and Subsidiaries at December 31, 1998 and 1997, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's principal assets are related to the "LFC" Process and the "OCET" Process. The recovery of these assets is dependent upon future events, including the Company's ability to adequately fund its on-going development operations and any capital contributions that may be required for its new joint venture, LFC Technologies, LLC. Furthermore, the ability to successfully bring both the LFC Process and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing. These factors and the Company's working capital deficiency and recurring losses from operations, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements. The accompanying 1998 and 1997 consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


J. H. COHN LLP

/s/ J. H. Cohn LLP

San Diego, California
February 26, 1999

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
SGI International

We have audited the accompanying consolidated statement of operations of SGI International and the related consolidated statements of stockholders' equity (deficiency) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements of SGI International referred to above present fairly, in all material respects, the consolidated results of its operations, its stockholders' equity (deficiency) and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

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

ERNST & YOUNG LLP

/s/ Ernst & Young LLP

San Diego, California
March 20, 1997


                                              SGI INTERNATIONAL AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS



DECEMBER 31,                                                                     1998              1997
==========================================================================================================
ASSETS
Current assets:
  Cash                                                                      $   239,885       $   429,232
  Restricted time deposit                                                       402,500           402,500
  Trade accounts receivable, less allowance for doubtful accounts
    of $84,460                                                                  229,759           346,763
  Costs and estimated earnings in excess of billings on contracts               275,967           146,364
  Receivable from TEK-KOL Partnership                                            78,479            26,066
  Inventories                                                                    64,371            64,843
  Prepaid expenses and other current assets                                      83,283           232,977
----------------------------------------------------------------------------------------------------------
  Total current assets                                                        1,374,244         1,648,745
----------------------------------------------------------------------------------------------------------

LFC Process related assets:
  Royalty rights, net                                                         1,257,000         1,571,250
  LFC cogeneration project, net                                                 315,853           421,137
  Investment in TEK-KOL Partnership                                             490,232           481,685
  Notes receivable, net                                                         150,000           150,000
  Australia LFC project, net                                                     86,877           115,836
  LFC Process Control                                                             3,834                 -
  Other technological assets, net                                                27,250            29,598
----------------------------------------------------------------------------------------------------------
                                                                              2,331,046         2,769,506

Property and equipment, net of accumulated depreciation and
  amortization of $920,941 and $589,789                                         766,695           788,740
Goodwill, net of accumulated amortization of $144,721 and $96,790               335,523           383,454
----------------------------------------------------------------------------------------------------------
                                                                            $ 4,807,508       $ 5,590,445
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                          $   224,310       $   287,458
  Borrowings on line-of-credit                                                  400,000           400,000
  Billings in excess of costs and estimated earnings on contracts               156,411           193,792
  Current maturities of long-term notes payable                                 690,000         3,061,875
  12% convertible debentures                                                  3,494,880           976,573
  Accrued salaries, benefits and related taxes                                  139,486           240,368
  Payable to TEK-KOL Partnership                                                180,172           100,000
  Interest payable                                                              161,991           483,930
  Other accrued expenses                                                        189,487           189,308
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                     5,636,737         5,933,304

Long-term notes payable, less current maturities                                104,750           114,250
----------------------------------------------------------------------------------------------------------
Total liabilities                                                             5,741,487         6,047,554
----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Mandatorily redeemable preferred stock $.01 par value, liquidation
  value of $1,570,000 plus accumulated dividends (Note 9)                     1,449,348                 -

Stockholders' deficiency:
  Convertible preferred stock, $.01 par value; 20,000,000 shares
    authorized, 64,044 and 90,997 shares issued and outstanding (Note 7)            641               910
  Common stock, no par value; 75,000,000 shares authorized,
    21,568,344 and 9,258,250 shares issued and outstanding                   45,688,545        39,927,760
  Paid-in capital                                                             8,258,140         8,511,878
  Accumulated deficit                                                       (56,330,653)      (48,897,657)
----------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                               (2,383,327)         (457,109)
----------------------------------------------------------------------------------------------------------
                                                                            $ 4,807,508       $ 5,590,445
==========================================================================================================

See notes to consolidated financial statements.

                                               SGI INTERNATIONAL AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                        1998                 1997              1996
================================================================================================================
Revenues:
  Net sales                                                 $  4,600,190         $  5,279,589       $ 3,938,854
  Other                                                           43,799               43,135           305,414
----------------------------------------------------------------------------------------------------------------
                                                               4,643,989            5,322,724         4,244,268
================================================================================================================

Expenses:
  Cost of sales                                                3,456,185            3,898,737         3,440,381
  Engineering, research and consulting                         1,211,539            1,267,195           664,887
  Loss on investment in TEK-KOL partnership                      612,626              932,477           462,613
  Selling, general and administrative                          2,628,562            2,952,489         1,880,655
  Legal and accounting                                           676,799              504,325           905,466
  Depreciation and amortization                                  840,676              734,027           627,161
  Interest                                                       760,211              741,776           522,470
----------------------------------------------------------------------------------------------------------------
                                                              10,186,598           11,031,026         8,503,633
----------------------------------------------------------------------------------------------------------------
Net loss                                                      (5,542,609)          (5,708,302)       (4,259,365)

Imputed preferred stock dividends for Series 97B 8%,
  97D 7%, 97F 8%, and 98A 6% convertible
   preferred stock                                             1,434,891              770,226                 -
Imputed dividends for Series 98C 6%
  mandatorily redeemable preferred stock                         455,496                    -                 -
----------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                         $ (7,432,996)        $ (6,478,528)     $ (4,259,365)
================================================================================================================
Net loss per common share - basic                           $       (.50)        $       (.88)     $       (.80)
================================================================================================================

Weighted average shares outstanding                           14,751,222            7,324,953         5,357,010
================================================================================================================

See notes to consolidated financial statements.


                                                               SGI INTERNATIONAL AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                      CONVERTIBLE                                                                          TOTAL
                                    PREFERRED STOCK        COMMON STOCK                                                STOCKHOLDERS'
                                  ------------------- -----------------------     PAID-IN    ACCUMULATED     NOTES        EQUITY
                                   SHARES     AMOUNT   SHARES       AMOUNT        CAPITAL      DEFICIT    RECEIVABLE   (DEFICIENCY)
====================================================================================================================================
Balances at December 31, 1995      103,729    $1,037   3,859,671  $32,255,357    $4,582,215  $(38,159,764) $(308,423)  $ (1,629,578)
 Issuance of common stock for
  notes payable, services
  and interest                           -         -     587,278      750,799             -             -          -        750,799
 Issuance of common stock at $0.48
  to $3.30 per share for cash, net       -         -   1,377,306    2,593,844             -             -          -      2,593,844
 Exercise of warrants to purchase
  common stock for cash
  and notes payable                      -         -     243,528      270,509             -             -          -        270,509
 Issuance of convertible
  preferred stock for notes
  payable and interest                 105         1           -            -     1,583,396             -          -      1,583,397
 Conversion of preferred stock     (15,101)     (151)     26,822      247,722      (245,511)            -          -          2,060
 Repurchase of preferred stock          (1)        -           -            -       (41,223)            -          -        (41,223)
 Warrants granted for notes
  payable, accounts payable
  and interest                           -         -           -            -       141,603             -          -        141,603
 Compensation expense for warrants
  exercised with notes receivable        -         -           -            -       474,105             -          -        474,105
 Collection of notes receivable          -         -           -            -             -             -    308,423        308,423
 Net loss                                -         -           -            -             -    (4,259,365)         -     (4,259,365)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996       88,732       887   6,094,605   36,118,231     6,494,585   (42,419,129)         -        194,574
 Issuance of common stock for
  services and interest                  -         -     281,027      384,401             -             -          -        384,401
 Issuance of common stock at $1.88
  to $4.52 per share for cash, net       -         -     578,042    1,146,081             -             -          -      1,146,081
 Exercise of warrants to purchase
  common stock for cash                  -         -     150,000      141,385             -             -          -        141,385
 Imputed interest on issuance
  of 12% convertible debenture           -         -           -            -       175,922             -          -        175,922
 Issuance of convertible preferred
  stock for cash and notes payable   3,406        34           -            -     3,000,733             -          -      3,000,767
 Conversion of preferred stock      (1,141)      (11)  2,154,576    2,137,662    (2,137,651)            -          -              -
 Issuance of warrants to purchase
  common stock to non-employees          -         -           -            -       208,063             -          -        208,063
 Net loss                                -         -           -            -             -    (5,708,302)         -     (5,708,302)
 Preferred Series 97B 8%, 97D 7%,
  and 97F 8% imputed dividends           -         -           -            -       770,226      (770,226)         -              -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997       90,997       910   9,258,250   39,927,760     8,511,878   (48,897,657)         -       (457,109)
 Issuance of common stock for
  services and operating
  activities                             -         -     242,079      190,317             -             -          -        190,317
 Issuance of common stock at $0.60
  to $0.81 per share for cash, net       -         -     194,502      156,800             -             -          -        156,800
 Issuance of common stock
  for 12% convertible debentures         -         -     480,971      167,410             -             -          -        167,410
 Exercise of warrants to purchase
  common stock for cash                  -         -      25,000       15,000             -             -          -         15,000
 Issuance of convertible preferred
  stock for cash and notes payable   3,300        33           -            -     2,803,167             -          -      2,803,200
 Conversion of preferred stock     (30,322)     (303) 11,367,542    5,231,258    (5,230,955)            -          -              -
 Issuance of preferred stock
  for future interest                   69         1           -            -        27,530             -          -         27,531
 Accretion on mandatorily
  redeemable preferred stock             -         -           -            -             -       (36,348)         -        (36,348)
 Issuance of warrants to purchase
  common stock to non-employees          -         -           -            -        89,350             -          -         89,350
 Interest expense related to
  issuance of warrants                   -         -           -            -       203,131             -          -        203,131
 Net loss                                -         -           -            -             -    (5,542,609)         -     (5,542,609)
 Preferred Series 97B 8%, 97D 7%,
  97F 8%, 98A 6%, and 98C 6%
  imputed dividends                      -         -           -            -     1,854,039    (1,854,039)         -              -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998       64,044    $  641  21,568,344  $45,688,545   $ 8,258,140  $(56,330,653)         -    $(2,383,327)
====================================================================================================================================

See notes to consolidated financial statements.


                                                SGI INTERNATIONAL AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS



YEARS ENDED DECEMBER 31,                                              1998                1997                1996
=====================================================================================================================
Operating activities:
Net loss                                                         $(5,542,609)        $(5,708,302)        $(4,259,365)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                      840,676             734,027             659,660
  Write-down and write-off of LFC related assets                           -             154,903                   -
  Common stock and warrants issued for services
    and operating activities                                         190,317             279,251             211,650
  Imputed interest on 12% convertible debentures                           -             175,922                   -
  Non-employee compensation expense on issuance of
    warrants                                                          89,350             208,063                   -
  Imputed interest on warrants issued to note holders                203,131                   -                   -
  Compensation for warrants exercised with notes receivable                -                   -             474,105
  Equity in net loss of TEK-KOL Partnership                          612,626             932,477             462,613
  Forgiveness of royalty payable to officer/stockholder                    -                   -            (141,790)
  Changes in operating assets and liabilities:
    Trade accounts receivable                                        (12,599)            508,257            (388,584)
    Inventories                                                          472               3,446                   -
    Receivable from TEK-KOL Partnership                              (52,413)             (1,635)             51,093
    Prepaid expenses and other current assets                        177,225             (87,193)            102,248
    Accounts payable                                                 (63,148)           (156,978)           (239,147)
    Billings in excess of costs and estimated earnings on
      Contracts                                                      (37,381)           (194,100)            212,147
    Accrued salaries, benefits and related taxes                    (100,882)            115,426            (154,161)
    Interest payable                                                  21,903               5,231             113,095
    Other accrued expenses                                               179             (34,840)           (154,420)
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                             (3,673,153)         (3,066,045)         (3,050,856)
---------------------------------------------------------------------------------------------------------------------

Investing activities:
Purchase of time deposit                                                   -                   -            (402,500)
LFC process related assets:
  Collection of notes receivable and related interest, net                 -                   -           1,717,258
  Additions to LFC Process controls and other
     technological assets                                             (3,834)            (10,129)             (1,302)
  Investment in TEK-KOL Partnership                                 (621,173)           (950,000)           (330,500)
Payable to TEK-KOL Partnership                                        80,172              16,749            (228,748)
Purchase of property and equipment                                  (313,146)           (469,469)           (408,727)
Other assets                                                          (6,713)                  -              12,876
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 (864,694)         (1,412,849)            358,357
=====================================================================================================================


                                                 SGI INTERNATIONAL AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



YEARS ENDED DECEMBER 31,                                                      1998            1997           1996
====================================================================================================================
  Financing activities:
  Borrowings on line-of-credit                                           $         -     $   100,000    $   300,000
  Proceeds from issuance of notes payable                                    350,000               -         50,000
  Payments of notes payable                                                  (39,500)       (210,125)      (125,250)
  Proceeds from issuance of convertible preferred
    stock and warrants, net                                                2,803,200       2,990,767              -
  Proceeds from issuance of mandatorily redeemable preferred stock         1,063,000               -              -
  Redemption of preferred stock                                                    -               -        (41,223)
  Proceeds from issuance of common stock                                     171,800       1,287,466      3,174,836
--------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                4,348,500       4,168,108      3,358,363
--------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                           (189,347)       (310,786)       665,864

  Cash at beginning of the year                                              429,232         740,018         74,154
--------------------------------------------------------------------------------------------------------------------
  Cash at end of the year                                                $   239,885     $   429,232    $   740,018
====================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $   458,000     $   411,000    $   195,000
Supplemental disclosure of non-cash activities:
   Series 97 convertible preferred stock issued for
     notes payable and interest                                                    -          13,000              -
   Convertible debentures and common stock
     issued for notes payable and interest                                 2,689,000         977,000              -
   Common stock and warrants issued for current liabilities                        -         116,000              -
   Common stock issued for convertible debentures                            167,000               -              -
   Mandatorily redeemable preferred stock issued for notes payable           350,000               -              -
   Series 96 convertible preferred stock issued for notes
     payable and interest                                                          -               -      1,583,000
   Convertible preferred stock issued for future interest                     27,531               -              -
   Accretion of mandatorily redeemable preferred stock                        36,348               -              -
   Warrants exercised in exchange for notes payable                                -               -        230,000
   Common stock or warrants issued for notes payable,
     services and operating activities                                       190,000         384,000        751,000
   Conversion of preferred stock                                           5,231,000       2,138,000        246,000
====================================================================================================================

See notes to consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS, ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

SGI International (the "Company") was organized in 1985 as the successor to certain other businesses. Through 1994, the principal business of the Company was to license the Liquids From Coal ("LFC") Process technology as exclusive licensing agent for the TEK-KOL Partnership (the Company's investment in TEK-KOL is discussed in Note 4), to provide expert technical services to all LFC Process related activities and projects and to develop Clean Coal Refineries worldwide. During 1995, the Company commenced development of the Opti-Crude
Enhancement Technology Process ("OCET" Process) which is designed to increase the amount of high quality fuels refined from residual oil, and the Company acquired a manufacturing business that fabricates and sells automated assembly equipment. Since inception, the Company has financed its research and development of the LFC and OCET processes primarily through the private placement of debt and equity securities and to a lesser extent through other collaborative arrangements.

The Company has the following wholly-owned subsidiaries at December 31, 1998:
Assembly & Manufacturing Systems, Inc. ("AMS"); OCET Corporation ("OCET"); and U.S. Clean Coal Refineries, Inc. ("USCCR"). AMS designs, manufactures and installs automated assembly equipment, and was acquired in October 1995. OCET was organized in February 1995 to research and develop the Opti-Crude Enhancement Technology, a process for further refining residual oil bottoms. USCCR was organized in October 1994 to market clean coal refinery project development programs.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements are prepared on a going concern basis. The recovery of amounts invested in the Company's principal assets, the LFC Process and OCET Process assets, are dependent upon the Company's ability to adequately fund its on-going development operations and any capital contributions that may be required for its new joint venture ("LFC Technologies, LLC") with MLFC Corporation, a wholly owned subsidiary of Mitsubishi Corp. Furthermore, the ability to successfully bring both LFC Process and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

Success in commercialization of the LFC Process and OCET Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of these arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC Process or OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC or OCET Process.

The Company had negative working capital of $4.3 million and an accumulated deficit of $56.3 million at December 31, 1998. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiation to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that its efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Long-Lived Assets. Effective January 1, 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amounts of those assets. The LFC and OCET Process related assets and other long-lived assets are evaluated continually by management for evidence of impairment. In performing its evaluation, management considers such factors as competing technologies, current and future market potential for products generated from the LFC and OCET Process technologies, viability of projects or assets and progress of related projects. The Company's estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered. This analysis is ultimately based upon the successful development, construction and operation of a commercial LFC plant as discussed in the second paragraph of this Note under "Basis of Presentation". It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down the LFC or OCET Process related assets to fair value.

Depreciation and Amortization. Royalty rights, the LFC cogeneration project and the Australian LFC project (See Note 4) are stated at cost and are being amortized over ten years. Process demonstration equipment is stated at cost and is being depreciated over three years. Property and equipment is stated at cost and is being amortized over three to five years. Goodwill related to the AMS acquisition is being amortized over ten years. Depreciation and amortization on the LFC Process related assets and other long-lived assets are calculated using the straight-line method and the depreciation and amortization periods are based on management's estimates of the useful lives of the respective assets.

Revenue Recognition. Revenue is generally recognized on a percentage-of-completion method. Revenues from engineering and consulting services are recorded as the services are performed and earned in accordance with the contracts to perform such services. Revenues from manufacturing contracts are recorded using the percentage-of-completion method of accounting, based upon the ratio of costs incurred to total estimated costs. Estimated losses are recorded in their entirety when loss contracts are identified. Contracts may extend over one or more accounting periods, and revisions in estimated costs and revenue recognition during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Other income consists primarily of interest income and is recorded as earned.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Billings. Costs and earnings in excess of billings and conversely billings in excess of costs and earnings arise from the use of the percentage-of-completion method of accounting, cost reimbursement-type contracts and the timing of billings.

Stock Based Compensation Awards. Management recommends and the Board of Directors authorizes warrant and option grants to employees and other individuals on a periodic basis. Warrant grants are not made pursuant to a qualified plan; therefore, all warrants issued have a non-qualified tax status. All options granted are made pursuant to the Company's 1996 Omnibus Stock Option Plan and are made only to employees of the Company.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock based compensation awards to employees. Under APB 25, if the exercise price of the Company's warrants or options granted to employees equals or exceeds the fair value of the underlying stock on the grant date, no compensation expense is recorded. Stock based compensation awards issued to non-employees are accounted for in accordance with SFAS 123. See Note 7 for pro forma disclosures required by SFAS 123.

Equity Transactions. The values assigned to the restricted common shares issued for services are recorded at the estimated fair value of the services rendered or the value of the restricted common shares issued, which ever is more readily determinable. The common stock of the Company is currently traded and prices quoted on the NASD OTC Bulletin Board under the symbol SGII. In the course of accounting for the issuance of its various equity securities the Company frequently refers to the closing bid price of its common stock, as quoted on the OTC Bulletin Board. The Company believes that the OTC Bulletin Board quoted bid price is the best indication of the stock's fair market value. This belief is premised on the stock's daily trading volumes which averaged approximately 207,000, 38,000, and 53,000 shares for 1998, 1997 and 1996, respectively.

Income Taxes. Income taxes are provided for in accordance with the provisions of SFAS No. 109. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and income tax purposes, as well as operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to, more likely than not, be realized.

Segment Reporting. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has adopted SFAS No. 131 for the fiscal year ended December 31, 1998.

Net Loss per Share. Basic net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. Diluted net loss per share is not presented since the effect of shares issuable upon the assumed conversion of preferred stock and convertible debentures and the assumed exercise of outstanding stock options and warrants would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which had to be adopted by the Company by December 31, 1997. SFAS No. 128 replaced Accounting Principles Board Opinion ("APB") No. 15 and simplified the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. All per share amounts for all periods presented had to be restated to conform to SFAS No. 128 requirements. The Company adopted SFAS No. 128 as of December 31, 1997, however, no restatement of the previously determined per share amounts was necessary as the effects of the assumed conversion and exercise of the outstanding convertible securities, warrants and options would have been anti-dilutive.

Recent Accounting Pronouncements. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for fiscal years beginning after December 15, 1998, and generally requires that all start-up costs, as defined, be expensed as incurred. The Company is in the process of identifying any previously capitalized costs which may have to be expensed under this guidance. Any required adjustment, pursuant to SOP 98-5 will be recorded in the first quarter of 1999, as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Entities adopting SOP 98-5 are not required to report the pro forma effects of retroactive application.

Reclassification. Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation. These changes had no impact on previously reported results of operations, cash flows or stockholder's equity.

3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Billings. As of December 31, 1998, costs incurred and estimated earnings of approximately $1,524,000 on contracts in progress exceeded billings of approximately $1,405,000 by $119,000. As of December 31, 1997, billings on contracts in progress of $2,404,000 exceeded costs incurred and estimated earnings on contracts of $2,357,000 by $47,000. The amounts are included in the accompanying consolidated balance sheets under the following captions:

DECEMBER 31,                                      1998                 1997
===============================================================================
Costs and estimated earnings in excess
   of billings on contracts                    $ 275,967            $ 146,364

Billings in excess of costs and estimated
   earnings on contracts                        (156,411)            (193,792)
-------------------------------------------------------------------------------
                                               $ 119,556            $ (47,428)
===============================================================================

Property and Equipment

DECEMBER 31,                                       1998                1997
===============================================================================
Office furniture and fixtures                  $  118,000           $ 109,000
Laboratory equipment                            1,018,000             836,000
Machinery and equipment                           123,000             118,000
Computer equipment                                377,000             295,000
Leasehold improvements                             52,000              21,000
-------------------------------------------------------------------------------
                                                1,688,000           1,379,000
Less accumulated depreciation                    (921,000)           (590,000)
-------------------------------------------------------------------------------
Net property and equipment                     $  767,000          $  789,000
===============================================================================

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LFC PROCESS RELATED ASSETS

Notes receivable. In June 1985, Montana One Partners ("MOP"), a California limited partnership, was formed to develop several LFC cogeneration facilities including the LFC-CoGen Plants in Colstrip, Montana (the "Colstrip Project") and Healy, Alaska (the "Healy Project"). The Company was the sole general partner. Originally, the limited partners purchased a 5.93% preferred interest in MOP for $1,462,000; 84.07% was acquired by the Company and 10% by an affiliate, AEM Corp. In 1988 the MOP partnership sold these projects, among others, to four individuals who formed Rosebud Energy Corp. ("Rosebud"). By December 31, 1991, the Company had acquired the limited partners 5.93% interest and AEM's 10% interest for cash, contingent notes payable and warrants to acquire common shares of the Company. The notes payable to the MOP former limited partners ("FLP's") and AEM are payable only out of the Company's collections on the contingent notes receivable from Rosebud.

From 1996 through 1997 the Company through a number of transactions, collected or wrote-off as uncollectible, the various notes receivable from the Rosebud individuals, except for the Healy Project. In addition, the Company through a series of transactions during this same period settled the contingent notes payable of approximately 76% of the amounts due the FLP's.

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

The balance of notes receivable and related accounts represent amounts due from the 1988 sale of the Healy Project to the four individuals who formed Rosebud. The amounts due as stated previously are contingent amounts payable to the remaining FLP's and because of the contingencies on the note payments, no gain or interest income will be recognized until the proceeds received are in excess of the basis of assets sold. The components of the net carrying value of the remaining notes receivable on the accompanying consolidated balance sheets are as follows:

DECEMBER 31,                                         1998          1997
===============================================================================
8% notes receivable                               $ 150,000     $ 150,000
Interest receivable                                 192,336       166,265
-------------------------------------------------------------------------------
                                                    342,336       316,265

Deferred gain and interest income                  (165,672)     (141,631)
8% notes contingently payable to FLP's              (26,664)      (24,634)
-------------------------------------------------------------------------------
Net carrying value                                $ 150,000     $ 150,000
===============================================================================

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

In 1992, the Company and LFCTP entered into a Settlement Agreement which provided for modifications of the second and third level royalty payments. In exchange for 12,500 shares of Series 92C convertible preferred stock, LFCTP's third level royalty rights under the transfer agreement were reduced from 12.5% of the Company's future net cash receipts (as defined) to zero and LFCTP's second level royalty rights under the transfer agreement were reduced from approximately $9 million at December 1992 to $10,000 per month plus 25% of net cash receipts generated by the Colstrip Project.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LFC PROCESS RELATED ASSETS (CONTINUED)

Royalty rights aggregating $3,142,500 were recorded in 1992 based upon the value of the underlying common shares. Royalty expense will be recognized as would have been required under the transfer agreement or evenly over 10 years, whichever is greater. Amortization expense of $314,250 was recorded during 1998, 1997, and 1996, and accumulated amortization totals $1,885,500 and $1,571,250 at December 31, 1998, and 1997, respectively.

LFC Cogeneration Project. The Company has substantially completed the design and engineering of an LFC facility for use in conjunction with an electric cogeneration plant. Amounts capitalized at December 31, 1998, relate primarily to plans and drawings for the design of such a facility. Amortization expense of $105,000 was recorded during 1998, 1997, and 1996, and accumulated amortization totaled $736,000 and $631,000 at December 31, 1998, and 1997, respectively.

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

The Company and SMC formed Tek-Kol on September 30, 1989, and each partner contributed its respective one-half interest in the LFC Process, related LFC stand-alone assets and patents to the partnership. TEK-KOL was formed to own and license the LFC Process technology. As a result of the Agreement and subsequent partnership formation, the Company recorded the book value of its one-half interest in the assets contributed, $412,000, as its investment in TEK-KOL. The Company accounts for its investment in TEK-KOL using the equity method. TEK-KOL became operational in 1995 and the Company has recorded approximately $613,000, $932,000 and $463,000 as its share of TEK-KOL's 1998, 1997 and 1996 net losses, respectively.

The partnership agreement requires the Company to contribute one-half of any required capital contributions as mutually determined by the partners. The Company recorded a liability to TEK-KOL of approximately $180,000 and $100,000 at December 31, 1998, and 1997, respectively, for the unpaid portion of its share of estimated required contributions.

The partnership agreement originally designated the Company as licensing contractor. In accordance with the partnership agreement the Company was required to perform certain services as the licensing contractor at its own expense without pass through to the partnership. Effective May 1, 1995, the partnership agreement was amended to among other things, enable the Company to receive reimbursement for its past licensing expenditures through an amendment that provides for the Company to receive 75% of all royalties, fees, and other monies paid to TEK-KOL by third parties, until such time that the Company has received $2.0 million. After the Company had received $2.0 million, all royalties, fees, and other monies paid to TEK-KOL, if any, would be shared evenly. Ongoing licensing activities were to be the responsibility of TEK-KOL. The Company will record licensing revenues as these monies are received. To date, the Company has not been reimbursed for past licensing related expenditures.

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

On May 11, 1998, the Company gave notice to Bluegrass Coal Holding Company ("Bluegrass") a subsidiary of Zeigler Coal Holding Company, in accordance with the TEK-KOL Partnership Agreement (the "Partnership Agreement"), that it was unilaterally terminating the Partnership Agreement effective six months from the date of the notice. Upon termination, the parties are required to take those steps necessary to dissolve the partnership and wind up all partnership affairs. All tangible assets are to be sold or otherwise disposed of and all intangible assets comprising intellectual property are to be transferred to both parties such that each party owns an undivided 50% interest in all patents, trade secrets, trademarks, and all other intellectual property. However, upon termination, the Company has a worldwide exclusive right through April 12, 2000, to market and license the LFC Process. After April 12, 2000, both parties have the right to market and license the present technology worldwide. Bluegrass may continue to use the LFC Process on any of its sole projects.

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

In September 1998, AEI Resources ("AEI") acquired all of Zeigler thereby also acquiring all of Zeigler's interest in the LFC Process, half of the TEK-KOL Partnership, the ENCOAL Demonstration Plant, the permits for a commercial LFC Plant at North Rochelle and other LFC interests. These assets are currently held through a subsidiary named Wyoming Coal Technology, Inc. ("WCT").

Joint Venture with Mitsubishi. On August 6, 1998, the Company entered into a Letter of Intent with Mitsubishi Corporation ("Mitsubishi") to form a joint venture. The Letter of Intent provides for the formation of a new company (the "Joint Venture") to be owned equally by Mitsubishi and SGI. The Joint Venture's primary objective is to develop LFC projects in the Powder River Basin of Wyoming and further develop and market the LFC Process and its products. This is a non-binding Letter of Intent and contemplates the parties will negotiate the additional terms of and enter into a definitive Joint Venture and other agreements.

In accordance with the Letter of Intent, SGI is to provide the Joint Venture with personnel for engineering, LFC project development, and technology and product marketing in the United States. In addition, SGI is to develop strategic relationships and refine the Coal Derived Liquids ("CDL") upgrading process. In consideration for these services, Mitsubishi is to pay SGI a set annual fee per year for at least two years or until the parties transition the Joint Venture into an operating entity.

Pursuant to the Letter of Intent, Mitsubishi is to provide to the Joint Venture, engineering to optimize the LFC Process, to reduce the cost of LFC plant equipment, to optimize the CDL upgrading process, and to market the technology and products outside of the United States. Upon the occurrence of certain events, the parties have agreed to convert the Joint Venture to an operating entity, and SGI is to then transfer the LFC patents to this entity for an agreed upon payment from Mitsubishi. Subsequent to year end SGI and MLFC, a wholly-owned subsidiary of Mitsubishi Corp., entered into a definitive joint venture agreement establishing LFC Technologies, LLC. (See Note 13 for more information.)

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. LFC PROCESS RELATED ASSETS (CONTINUED)

Australia LFC Project. The Company has capitalized certain costs associated with preliminary site reviews and engineering studies relative to Australian coals as part of an effort to market the LFC Process technology. The Company owns the right to license the LFC Process technology in Australia and New Zealand. The capitalized costs are being amortized over a ten year estimated life and amortization expense of $29,000 was recorded during 1998, 1997 and 1996. Accumulated amortization at December 31, 1998, and 1997, is $203,000 and $174,000, respectively.

5. LINE-OF-CREDIT AND NOTES PAYABLE

The Company maintains a $400,000 line-of-credit with a financial institution. The line-of-credit is secured by a $402,500 certificate of deposit maturing May 1999, and borrowings on the line-of-credit bear interest at 2% over the certificate of deposit interest rate. Borrowings on the line-of-credit were $400,000 at December 31, 1998, and 1997.

Notes payable consist of the following:

DECEMBER 31,                                                                               1998           1997
====================================================================================================================
12% notes, due through September 2000, unsecured                                       $   16,625     $   26,125
10-12% notes, due on September 30, 1999, unsecured                                        690,000      3,050,000
12% convertible debentures due on September 30, 1999, unsecured                         3,483,005        976,573
Non-interest bearing convertible debenture, due no earlier than 2000, unsecured           100,000        100,000
--------------------------------------------------------------------------------------------------------------------
                                                                                        4,289,630      4,152,698
Less current portion                                                                    4,184,880      4,038,448
--------------------------------------------------------------------------------------------------------------------
Long-term portion                                                                      $  104,750     $  114,250
====================================================================================================================

During 1986 and 1987, the Company sold securities to qualified investors through private placement offerings which included 12% notes payable. Principal payments of $2,375 and 12% interest payments are due quarterly through maturity in September 2000. The 12% notes payable also include contingent interest ranging from 6% to 24%. The contingent interest begins accruing quarterly upon completion of construction, start-up and testing of a commercial LFC Plant. No commercial LFC Plants have been built and no interest expense related to this contingency has been recorded to date. The notes are convertible into restricted common stock at the rate of .075 shares per $1 of outstanding principal. Prepayment of the principal results in the payment of an amount which would cause the annual return from the original note date to become 18% to 24%, compounded annually. An additional payment equal to 25% of the outstanding principal is also required upon prepayment. The balance outstanding under these notes totaled $16,625 and $26,125 at December 31, 1998, and 1997, respectively.

During March and April of 1996, the original maturity dates for notes payable with a carrying value of $165,000 were extended and notes payable with a carrying value of $725,000 were converted into 2.5 Series 95R preferred shares and 70 Series 96A preferred shares, all with a $10,000 per share liquidation preference.

In 1996, accrued interest of $89,000 was satisfied through the issuance of the Series 95R and 96A preferred shares, the Company prepaid interest through September 30, 1997, of $62,200 on certain notes through the issuance of 14,288 restricted common shares, and accrued interest through December 31, 1996, of $529,000 became due September 30, 1997.

The Company received $100,000 from a foreign corporation in 1995 in exchange for a non-interest bearing debenture with a $100,000 face value. The debenture is due one year from the occurrence of certain future events, none of which occurred to date. Accordingly, the debenture is classified as long-term debt in the accompanying consolidated balance sheet. The debenture is convertible based on future events, and would have converted into approximately 303,000 common shares at December 31, 1998, had those events occurred.

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

In October 1997, the Company was able to extend, exchange or convert approximately $4.8 million in existing debt for new securities of the Company including common stock, warrants and revised, amended or new convertible debt securities and also paid approximately $400,000 in existing debt. The Company retired approximately $250,000 in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 31, 1997, in exchange for $250,000 of 12% convertible debentures due September 30, 1998, with a conversion price of $1.20. The Company obtained an extension to September 30, 1998, of approximately $3,428,000 of debt, and in connection therewith, agreed to grant warrants to purchase an aggregate of 152,500 shares of common stock at an exercise price of $1.20 per share for each quarterly period the debt remains unpaid. The warrants expire on December 31, 1999. The Company retired an additional $727,000 of existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 31, 1997, in exchange for $727,000 of convertible debentures due September 30, 1998, with a conversion price of $1.20. In connection therewith, and in part as consideration for all interest due through the maturity of the extended notes, the Company issued 95,439 shares of restricted common stock. The 12% convertible debentures are convertible into approximately 814,000 shares of restricted common stock. No note payments were made prior to the due date and the Company issued warrants to purchase 610,000 common shares, as previously discussed, to noteholders. Imputed interest expense of $175,922 was recorded in connection with the issuance of the 12% convertible debentures. These notes and debentures were extended or exchanged for new debt securities on October 30, 1998, as discussed herein.

Prior to completion of the Series 98C mandatorily redeemable preferred stock offering ("Series 98C Preferred Stock"), the Company, in conjunction with the offering received $350,000 in cash as a bridge loan from three foreign accredited investors. The bridge loan was in the form of three 12% notes payable to the three investors who also participated in the Series 98C Preferred Stock offering. The notes were exchanged for the Series 98C Preferred Stock and the Company issued 15,508 shares of common stock for interest valued at $4,652. (See
Note 9 for additional information.)

On October 30, 1998, the Company was able to extend or exchange approximately $4.4 million in existing debt for new securities of the Company including amended or new convertible debt securities, preferred stock and also paid approximately $30,000 in existing debt. The Company retired approximately $3,650,416 in existing 10%, 11% and 12% interest bearing notes and convertible debentures which were required to be paid prior to October 31, 1998, in exchange for new or amended 12% convertible debentures, in the same amount, due September 30, 1999. These debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 1999. The debentures are convertible at the option of the holder subsequent to November 13, 1998, in whole or in part, at the lower of a calculated number as of the closing date ($0.406), or the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company. The Company obtained an extension to September 30, 1999, of approximately $724,000 of debt, and in connection therewith, agreed to grant 69 Series 98D preferred shares convertible with no further payment into an aggregate of approximately 48,000 shares of the common stock valued at approximately $27,500. This amount was recorded as prepaid interest and is being amortized over the life of the debt. During the three month period ended December 31, 1998, debenture holders converted $167,410 of their debentures into 480,971 shares of common stock.

Scheduled principal payments of notes payable are as follows:

YEARS ENDED DECEMBER 31,
--------------------------------------------------------------
1999                          4,184,880
2000                            104,750
--------------------------------------------------------------
Total payments              $ 4,289,630
--------------------------------------------------------------

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INFORMATION ON INDUSTRY SEGMENTS

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. The Company identifies its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States, however, through its various collaborative arrangements (with TEK-KOL and now Mitsubishi) the Company will continue to market the LFC Process technology on an international basis. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on profit or loss from operations before income taxes.
The Company has no significant intersegment sales or transfers.

                               AUTOMATED
                               ASSEMBLY      LFC PROCESS    OCET PROCESS      CORPORATE          TOTAL
===========================================================================================================
1998
Revenues                     $ 4,582,000     $         -    $    21,000     $    41,000      $ 4,644,000
Net Profit (Loss)                208,000      (1,273,000)    (1,253,000)     (3,225,000)      (5,543,000)
Equity in operations
  of investee                          -        (613,000)             -               -         (613,000)
Identifiable assets, net       1,303,000       2,331,000        632,000         542,000        4,808,000
Depreciation &
  Amortization                   107,000         451,000        272,000          11,000          841,000
R&D expenditures                       -         223,000        989,000               -        1,212,000
Interest expense                       -               -              -         760,000          760,000
-----------------------------------------------------------------------------------------------------------

1997
Revenues                     $ 5,280,000     $         -    $         -     $    43,000      $ 5,323,000
Net Profit (Loss)                425,000      (1,582,000)    (1,265,000)     (3,286,000)      (5,708,000)
Equity in operations
  of investee                          -        (932,000)             -               -         (932,000)
Identifiable assets, net       1,310,000       2,770,000        638,000         872,000        5,590,000
Depreciation &
  Amortization                    83,000         457,000        168,000          26,000          734,000
R&D expenditures                       -         192,000      1,075,000               -        1,267,000
Interest expense                       -               -              -         742,000          742,000
-----------------------------------------------------------------------------------------------------------

1996
Revenues                     $ 4,049,000     $         -    $     2,000     $   193,000      $ 4,244,000
Net Profit (Loss)               (142,000)     (1,087,000)      (488,000)     (2,542,000)      (4,259,000)
Equity in operations
  of investee                          -        (463,000)             -               -         (463,000)
Identifiable assets, net       1,527,000       3,354,000        392,000       1,356,000        6,629,000
Depreciation &
  Amortization                    48,000         448,000                        131,000          627,000
R&D expenditures                       -         176,000        489,000               -          665,000
Interest expense                       -               -              -         552,000          552,000
===========================================================================================================

Net Profit (Loss) from operations is net sales less all costs, excluding income taxes and including other income.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INFORMATION ON INDUSTRY SEGMENTS (CONTINUED)

AMS operates in three segments of the automated assembly systems industry: high-tech, medical and automotive. The sales for 1998, 1997 and 1996 are presented below.

                        1998                 1997               1996
===============================================================================
High-tech           $ 2,434,000         $ 2,967,000       $   943,000
Medical               1,177,000             717,000         1,028,000
Automotive              971,000           1,596,000         1,968,000
-------------------------------------------------------------------------------
Total Sales         $ 4,582,000         $ 5,280,000       $ 3,939,000
===============================================================================

Sales revenue was derived primarily from contracts to manufacture assembly equipment with four, three and four customers in 1998, 1997 and 1996, respectively. Revenue from sales of automated assembly equipment accounted for 99%, 99% and 93% of the Company's revenues in 1998, 1997 and 1996, respectively. The Company has three customers whose sales represent a significant portion of sales in the automated assembly systems segment during the last three years. Sales to one of these customers was in excess of 21% in 1998 and 16% in 1996. Sales to another customer was in excess of 29% in 1998 and 17% in 1997. Sales to a third customer accounted for approximately 18% in 1998 and 11% in 1996. As is typical in the automated assembly industry, AMS relies on a limited number of customers for a substantial percentage of its net sales. In 1998 sales revenues derived from four customers represent approximately 84% of total sales. In 1997 sales revenues derived from three customers represent approximately 51% of total sales and in 1996 sales revenues derived from four customers represent approximately 78% of total sales. AMS does not have long-term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future.

7. STOCKHOLDERS' EQUITY (DEFICIENCY)

Convertible Preferred Stock. The outstanding Preferred Stock of the Company at December 31, 1998, consisted of 64,044 shares of Preferred Stock. The outstanding Preferred Stock series are: 90B; 90C; P-90; PS-90; 91A; 91C; 91D; 91E; 91M; 91P; 91R; 91S; 91V; 92A; 92B; 93A; 93B; 93C; 94A; 94B; 95R; 96A; 96B;
97C; 97D; 98A, and 98D. The primary distinction between such series of Preferred Stock relates to the dividend, convertible rights and liquidation preferences for each.

A summary of the issued and outstanding convertible preferred stock at December 31, 1998, is as follows:

                                                                COMMON SHARES
                       SHARES ISSUED       PREFERENCE IN           ISSUABLE
PREFERRED STOCK       AND OUTSTANDING       LIQUIDATION         ON CONVERSION
===============================================================================
Series P-90                400              $   40,000             100,000
Series PS90                  8                   2,000               1,000
Series 90                    6                     640                 560
Series 91               62,654                 296,340               5,995
Series 92                   15                   1,510                 110
Series 93                   66                   6,650               2,438
Series 94                  191                  19,095               8,119
Series 95                   67                 771,111           1,695,607
Series 96                   62                 719,000             490,500
Series 97                   76                  85,000             319,214
Series 98                  499                 430,000           1,994,227
-------------------------------------------------------------------------------
                        64,044              $2,371,346           4,617,770
===============================================================================

During 1998, shareholders elected to convert 30,322 Preferred Shares into approximately 11,368,000 shares of common stock.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

1998 Preferred Stock Transactions

On January 8, 1998, the Company, for the net proceeds of $490,000 issued 550 shares of Series 97G 8% Convertible Preferred Stock to two foreign accredited investors pursuant to the provisions of Regulation S. The Series 97G Preferred Shares accrue dividends at a rate of 8% per annum and are cumulative. As per the subscription agreements, the Company also issued warrants to purchase a total of 25,000 common shares at $1.35 per share and 194,502 shares of restricted common stock. The warrants became exercisable 10 days subsequent to the closing date and expire on January 8, 2003. As of December 31, 1998, the Series 97G Preferred Shares were fully converted into approximately 655,000 common shares.

On March 6, 1998, the Company, for net proceeds of $1,980,000, issued 2,200 shares of Series 98A 6% Convertible Preferred Stock to two accredited investors representing the first tranche of the series. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. See Description of Securities below for a summary of the rights and conversion privileges of the Series 98A Preferred Stock holders. As per the subscription agreements the Company also issued warrants to purchase a total of 90,000, common shares at $1.27 per share. The warrants became exercisable 10 days after issuance and expire on March 6, 2003.

On April 1, 1998, the Company agreed to amend the terms and conditions of the Series 97D Preferred Stock Purchase Agreement dated August 12, 1997, ("97D Agreement") with the two purchasers thereof. In accordance with this amendment, the Company agreed to issue an additional 100,000 shares of restricted common stock of the Company to one purchaser and 10,000 shares of restricted common stock to the other purchaser in exchange for a mutual release of possible claims by the Company and the purchasers thereof. The 97D Agreement contained a "favored nations" clause which obligated the Company to pay the purchasers a certain amount in the event the Company sold convertible securities for $550,000 or less with similar terms and conditions and where the conversion price provided a greater discount than that given to the purchasers in the 97D Agreement. The 97D Agreement also granted the purchasers registration rights which provided monetary penalties in the event the registration statement relating to the shares to be registered was not declared effective within the required time. The Company entered into an agreement for the sale of convertible securities in January 1998 which was alleged by the purchasers in the 97D Agreement to trigger the favored nations and registration rights penalty provisions. The additional shares issued to the two purchasers settled the possible claims resulting from the favored nations and the registration rights provisions without relieving the Company of the obligation to continue paying a penalty monthly. The 110,000 shares of common stock were valued by the Company at approximately $105,000 based on a 10% discount to the $1.07 bid price of the common stock of the Company on the closing date.

On July 28, 1998, the Company, for net proceeds of $490,000, issued 550 shares of Series 98A 6% Convertible Preferred Stock to two accredited investors, representing the second and final tranche. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. See Description of Securities below for a summary of the rights and conversion privileges of the Series 98A Preferred Stock holders. The Company also issued warrants to purchase a total of 70,000 common shares at $1.18 per share to these investors. The warrants became exercisable 10 days after issuance and expire on March 6, 2003.

On October 30, 1998, as part of its 98D Exchange offering with various noteholders the Company issued 69 shares of Series 98D Preferred Stock. Each share of the Series 98D Preferred Stock is convertible into 700 shares of Common Stock of the Company at the option of the holder, at any time after 15 days from October 30, 1998, for a period of two years from October 30, 1998. On the second anniversary from October 30, 1998, the Series 98D Preferred Stock automatically converts into Common Stock. The Series 98D Preferred Stock was valued by the Company at $27,530 and recorded as prepaid interest.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

1997 Preferred Stock Transactions

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

The dividend was only payable in common stock of the Company. The warrants were immediately exercisable and expire on May 30, 2002. As of December 31, 1997, all the preferred shares had been converted into 756,006 common shares of the Company. Imputed dividends aggregating $236,419 were recorded in connection with the issuance of the 97B Preferred shares. The imputed dividends have been included in the computation of net loss per share as disclosed in Note 1.

On July 15, 1997, the Company converted one $10,000 note payable with accrued interest of $2,748 by issuing one share of Series 97C convertible preferred stock. The convertible preferred share has no voting rights, has a preference in liquidation of $10,000 and is convertible into 13,500 shares of common stock on or after August 30, 1998, without further payment.

On August 12, 1997, the Company issued 550 shares of $.01 par value, 7% Convertible Preferred Series 97D and six warrants with an exercise price of $2.44 per share, for net proceeds of approximately $505,000. See Description of Securities below for a description of the rights and conversion privileges of the Series 97D Preferred Stock holders which were amended on April 1, 1998. The 97D Preferred Shares accrue dividends at a rate of 7% per annum and are cumulative. The dividend is only payable in common stock of the Company. Imputed dividends aggregating $144,654 were recorded in connection with the issuance of the 97D Preferred Shares. The imputed dividends have been included in the computation of net loss per share as disclosed in Note 1 to the consolidated financial statements. In conjunction with the Series 97D Preferred Shares the Company issued six warrants representing 676,923 shares of common stock. The warrants became exercisable at $2.44 per share on August 22, 1997. Pursuant to an amendment effective September 1, 1998, the warrants shall expire on September 30, 1999.

On November 6, 1997, the Company issued 1,750 shares of $.01 par value, 8% Convertible Preferred Stock Series 97F to certain foreign investors, and five warrants, to five purchasers for $1,000 per share for an aggregate purchase price of $1,750,000. The number of shares of common stock underlying the 97F Preferred shares and warrants were registered by the Company pursuant to a Registration Rights Agreement or sold by the investors pursuant to Regulation S. The number of common shares issued upon conversion of the 97F Preferred Shares were determined by dividing the amount invested by the lesser of: (a) $1.40 or
(b) the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the conversion date. The five warrants which are convertible into 70,000 shares of common stock, contain a conversion price equal to 110% of the average closing bid price for the five trading days preceding the closing date ($1.54). The warrants all expire on November 6, 2002.

In connection with the sale of the 97F Preferred Shares, the Company paid two unaffiliated placement agents, fees consisting of $70,000 in cash, 105 shares of 97F Preferred Shares having a value of $105,000, and warrants to purchase 35,000 shares of common stock as compensation for placement. The warrants contain a conversion price equal to 110% of the average closing bid price for the five trading days preceding November 6, 1997. The warrants all expire on November 6, 2002. In addition, the Company paid $8,750 in cash for legal and escrow fees incurred in connection with this transaction. The net proceeds to the Company of $1,671,250 were used for working capital and for research and development of the OCET and LFC processes. Imputed dividends aggregating $389,153 were recorded in connection with the issuance of the 97F Preferred Shares. The imputed dividends have been included in the computation of net loss per share as disclosed in Note 1 to the consolidated financial statements. As of December 31, 1998, all the 97F Preferred Shares had been converted into 2,722,370 shares of common stock.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Description of Securities

All outstanding series of Preferred Stock are fully paid and nonassessable. The Preferred Stock has no preemptive rights to subscribe for any additional securities which may be issued by the Company. No sinking fund or similar provision has been provided in respect to any of the outstanding series of Preferred Stock. The rights of the holders of each series of Preferred Stock are subordinate to those of the Company's general creditors, and every previously issued series of Preferred Stock. All of the outstanding series of Preferred Stock are subject to adjustment in certain events, including for stock dividends, stock splits, reclassifications, consolidations, mergers, etc. The Company has never declared or paid a cash dividend on any of its outstanding Preferred Stock, and it is not likely any cash dividends will be declared for some time.

Except as required by mandatory provisions of Utah law, the holders of the various series of outstanding Preferred Stock have no voting rights.

Series 90B and 90C

Dividends. The Series 90B and 90C Preferred Stock are entitled to dividends of $8 per share annually, payable in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock of the Company, other than a previously issued series of Preferred Stock and before any funds are set aside for the purchase of, or retirement of, the whole or any part of any series of Preferred Stock, or any other class of stock of the Company. Dividends are cumulative and are payable before dividends on any Common Stock are paid.

Redemption. The Series 90B and 90C Preferred Stock do not have the right to require its redemption. The Series 90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since August 31, 1992, at any time and from time to time effective on 60 days prior notice, at $100 for each share, plus the amount of any unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem the Series 90B and 90C Preferred Stock is subject to compliance with Utah law, including without limitation, certain retained earnings requirements.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntarily, the holders of the Series 90B and 90C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, prior to any distribution with respect to any other class of stock, liquidating distributions in the amount of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared.

Conversion. Each share of the Series 90B and 90C Preferred Stock is convertible, at the option of the holder thereof without further payment at any time, into 88 shares of Common Stock unless previously redeemed.

Series P-90

Dividends. The Series P-90 Preferred Stock are entitled to dividends of $8 per share annually, payable in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock of the Company, other than previously issued series of Preferred Stock and before any funds are set aside for the purchase of, or retirement of, the whole or any part of any series of Preferred Stock, or any other class of stock of the Company. Dividends are cumulative and are payable before dividends on any Common Stock are paid.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Redemption. The Series P-90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since January 1, 1996, at $100 per share, plus the amount of any unpaid cumulative dividends which have then become payable thereto. The right of the Company to redeem this series is subject to compliance with Utah law, including without limitation certain retained earnings requirements.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntarily, the holders of the Series P-90 Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, prior to any distribution with respect to any other class of stock, liquidating distributions in the amount of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared.

Conversion. Each share of Series P-90 Preferred Stock is convertible into 250 shares of Common Stock of the Company, at the option of the holder and upon payment to the Company at the time of conversion of $1.375 per common share.

Series PS-90

Dividends. Dividends of $20 per share annually are payable on the Series PS-90 Preferred Stock, in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock other than previously issued series of Preferred Stock, and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series PS-90 Preferred Stock, or any other class of stock. The dividends on the PS-90 Preferred Stock are cumulative, and are payable prior to the payment of any dividends on the Common Stock.

Redemption. The holders of the PS-90 Preferred Stock have no right to require redemption of their Preferred Stock. The Series PS-90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since December 31, 1993, and any time and from time to time effective on 60 days prior notice, at $250 per share of Series PS-90 Preferred Stock, plus the amount of any unpaid cumulative dividends which have become payable with respect thereto. The right of the Company to redeem this series of Preferred Stock is subject to compliance with Utah law, including without limitation, certain retained earnings requirements.

Liquidation. In the event of liquidation, dissolution or other termination of the Company, the holders of the shares of the Series PS-90 Preferred Stock are entitled to $250 per share, plus all accrued and unpaid dividends up to the date fixed for distribution whether or not earned or declared. Such payments shall be made before any payment or distribution is made to the holders of the Common Stock or any other series of Preferred Stock and concurrently with the 90B, 90C or P-90 series.

Conversion. Each share of the PS-90 Preferred Stock is convertible into 125 shares of Common Stock at the election of the shareholder upon payment to the Company of $1.375 per common share at the time of conversion.

Series 91A, 91C, 91D and 91E

Dividends. Dividends of $8 per share annually will be payable on the Series 91A, 91C, 91D and 91E Preferred Stock in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock other than previously issued series of Preferred Stock and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series 91 Preferred Stock or any other class of stock, other than any previously issued series of Preferred Stock of the Company. Dividends are cumulative and are payable prior to the payment of any dividends on the Common Stock of the Company.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Redemption. The holders of the Series 91A, 91C, 91D and 91E Preferred Stock have no right to require redemption of the shares. The Company has been able to redeem the shares in a series, in whole or in part since December 31, 1993, at any time and from time to time effective on 60 days prior notice, at $100 per share, plus the amount of unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem this series of Preferred Stock is subject to compliance with Utah law, including without limitation certain retained earnings requirements.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of the shares of the Series 91A, 91C, 91D and 91E Preferred Stock shall be entitled to a cash payment of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than the previously issued series of Preferred Stock of the Company.

Conversion. Each share of the Series 91A, 91C, 91D and 91E Preferred Stock is convertible into 25 shares of Common Stock at the election of the shareholder without further payment.

Series 91M

Dividends. No dividends are payable on the Series 91M convertible Preferred
Stock.

Redemption. Neither the Company nor the holders have the right to cause or require redemption of the Series 91M Preferred Stock.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of Series 91M convertible Preferred Stock are entitled to a cash payment of $2 per share. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than the previously issued series of Preferred Stock of the Company.

Conversion. Since September 30, 1993, each 5,000 shares of Series 91M Preferred Stock is convertible into 300 shares of Common Stock of the Company, at the election of the shareholder without further payment. The Company shall have the absolute right to cause conversion of the 91M Preferred Shares at any time, or from time to time without additional payment upon 60 days prior written notice. In the event the Company elects to convert the 91M shares to Common Stock, each share of Series 91M Preferred Stock shall be converted into 300 shares of the Company's Common Stock.

Series 91P

Dividends. No dividends are payable on the Series 91P Preferred Stock.

Redemption. Neither the Company nor the holders have the right to cause redemption of the Series 91P Preferred Stock.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91P Preferred Stock shall be entitled to a cash payment of $2.50 per share. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Conversion. Since July 15, 1993, each 4,000 shares of Series 91P Preferred Stock is convertible into 250 shares of Common Stock of the Company at the election of the shareholder and without further payment. The Company shall also have the absolute right to cause conversion of the Series 91P Preferred Shares at any time or from time to time upon 60 days prior written notice. In such event, each share of Series 91P Preferred Stock shall be convertible into 250 shares of Common Stock.

Series 91R

Dividends. Dividends of 8% per annum will be payable on the Series 91R Preferred Stock, in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other shares of Preferred Stock other than previously issued series of Preferred Stock, and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series 91R Preferred Stock or any other class of stock, other than any previously issued series of Preferred Stock of the Company. Dividends payable on the Series 91R Preferred Stock are cumulative and are payable prior to the payment of any dividends on the Common Stock of the Company.

Redemption. The holders do not have the right to require redemption of the Series 91R Preferred Stock. The Company may redeem the Series 91R Preferred Stock in whole or part, at any time and from time to time effective on 60 days prior written notice, at $10,000 per Series 91R Preferred Share, plus the amount of any unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem the Series 91R Preferred Shares is subject to compliance with Utah law, including without limitation certain retained earnings requirements.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91R Preferred Stock shall be entitled to a cash payment of $10,000 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company.

Conversion. During the 60 day notice period provided for redemption by the Company, each share of the Series 91R Preferred Stock is convertible into 167 shares of Common Stock without further payment at the election of the shareholder. Since October 15, 1993, the holders of the preferred shares have been able to demand conversion into Common Stock.

Series 91S

Dividends. No dividends are payable on the Series 91S Preferred Stock.

Redemption. Neither the Company nor the holders have the right to cause redemption of the Series 91S Preferred Stock.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91S Preferred Stock shall be entitled to a cash payment of $3.50 per share. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company.

Conversion. Since September 30, 1993, each share of Series 91S Preferred Stock has been convertible into 150 shares of Common Stock of the Company, at the election of the shareholder. The Company also has the right to cause conversion of the Series 91S Preferred Stock at any time, or from time to time upon 60 days prior written notice. In such event, each share of 91S Preferred Stock shall be convertible into 150 shares of Common Stock.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Series 91V

Dividends. The holders of the 91V Preferred Stock have no right to dividends.

Redemption. The holders of the Series 91V Preferred Stock do not have the right to require the redemption of the Series 91V Preferred Stock. The Company has a right to cause redemption of the Series 91V Preferred Stock as a series, in whole or in part, at any time and from time to time effective on 60 days prior notice, at $100 per share. The right of the Company to redeem the Series 91V Preferred Stock is subject to compliance with Utah law, including without limitation certain retained earnings requirements.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91V Preferred Stock shall be entitled to a cash payment of $100 per share. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company.

Conversion. During the 60 day notice period provided wherein the Company may redeem the Series 91V Preferred Stock, or at any other prior time, each share of the Series 91V Preferred Stock is convertible into 8 shares of Common Stock of the Company without further payment at the election of the shareholder.

Series 92A and 92B

Dividends. The Series 92A and 92B Preferred Stock have no dividend rights.

Redemption. The Series 92A and 92B Preferred Stock holders do not have the right to require its redemption. The Company may redeem the Preferred Stock as a series, in whole or in part, at any time and from time to time effective on 60 days prior notice, at $100 per share. The right of the Company to redeem the shares is subject to compliance with Utah law, including without limitation certain retained earnings and requirements.

Liquidation. In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 92A and 92B Preferred Stock shall be entitled to a cash payment of $100 per share. Such payment shall be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company.

Conversion. Each share of the Series 92A Preferred Stock is convertible into 6 shares of Common Stock. Each share of the Series 92B Preferred Stock is convertible into 8 shares of Common Stock. Each share is convertible without further payment at the election of the shareholder.

Series 93A, 93B and 93C

Dividends. The Series 93A, 93B and 93C Preferred Stock have no dividend rights.

Redemption. The holders of the Series 93A, 93B and 93C Preferred Stock have no option or right to require redemption of their shares. The Series 93A, 93B and 93C Preferred Stock is redeemable by the Company as a series, in whole or in part, effective on 60 days prior notice, at $100 per share.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 93A, 93B and 93C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $100 per share. The liquidation preference shall be payable before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Conversion. Each share of the Series 93A, 93B and 93C Preferred Stock is convertible, at the option of the holder without further payment, into either 15 or 38 shares of the Company depending upon the due date and interest rate on the promissory note purchased in connection with the private placement under which the shares of these three series of Preferred Stock were issued.

Series 94A and 94B

Dividends. The Series 94A and 94B Preferred Stock have no dividend rights.

Redemption. The holders of the Series 94A and 94B Preferred Stock have no option or right to require redemption of their shares. The Series 94A and 94B Preferred Stock is redeemable by the Company as a series, in whole or in part, effective on 60 days prior notice, at $100 per share.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 94A and 94B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $100 per share. The liquidation preference shall be payable before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock.

Conversion. Each share of the Series 94A and 94B Preferred Stock is convertible, at the option of the holder without further payment, into from 25 to 45 shares of the Company depending upon the due date and interest rate on the promissory note purchased in connection with the private placement with which the shares of these series of Preferred Stock were issued.

Series 95R

Dividends. No dividends are payable on the Series 95R Preferred Stock.

Redemption. The holders of the Series 95R Preferred Stock have no option or right to require redemption. The Series 95R preferred shares are redeemable by the Company as a series effective on 60 days prior notice, at $10,000 per share.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 95R Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 per share for each share of Series 95R Preferred Stock. Such liquidation payments are to be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock.

Conversion. Each share of the Series 95R Preferred Stock has been convertible since November 1, 1997, at the option of the holder without further payment, into Common Stock with a bid based market value of (i) $18,000; or (ii) $16,500. Alternatively, each share of Series 95R Preferred Stock can be converted into 12,500 shares of Common Stock, at the option of the holder.

Series 96A and 96B

Dividends. The Series 96A and 96B Preferred Stock have no dividend rights.

Redemption. Neither the holders of the Series 96A or 96B Preferred Stock nor the Company have any option or right to require or cause redemption.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 96A and 96B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 and $13,000 per share, respectively. The liquidation preference shall be payable before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock.

Conversion. Each share of the Series 96A Preferred Stock has been convertible, at the option of the holder without further payment since April 30, 1998, into 13,500 common shares. Each share of Series 96B Preferred Stock has been convertible at the option of the holder without further payment since August 30, 1998, into 3,000 shares of Common Stock.

Series 97C

Dividends. No dividends are payable on the Series 97C Preferred Stock.

Redemption. The holders of the Series 97C Preferred Stock have no option or right to require redemption. The Series 97C preferred shares are redeemable by the Company as a series effective on 60 days prior notice, at $10,000 per share.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 97C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 per share for each share of Series 97C Preferred Stock. Such liquidation payments are to be made before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock.

Conversion. Each share of the Series 97C Preferred Stock has been convertible since August 30, 1998, at the option of the holder without further payment, into 13,500 shares of Common Stock.

Series 97D, 98A, and 98D

Dividends. The Amended Series 97D Preferred Stock (the "Series 97D Preferred Stock") has a right to cumulative dividends, out of assets legally available therefore, at a per share rate equal to 7% per annum of its liquidation preference of $1,000 per share. The Series 98A Preferred Stock has the right to cumulative dividends out of assets legally available therefore, at a per share rate equal to 6% per annum of the liquidation preference of $1,000 per share. The Series 98D Preferred Stock has no dividend rights.

Redemption. Neither the holders of the Series 97D Preferred Stock nor the Company have any option or right to require or cause redemption of the Series 97D Preferred Stock. The holders of the Series 98A Preferred Stock may not require its redemption. The Company may redeem the Series 98A Preferred Stock at 130% of the liquidation preference ($1,000), plus the amount of any unpaid cumulative dividends which have become payable with respect thereto. The Series 98D Preferred Stock is not redeemable by any party.

Liquidation. The Series 97D and 98A are each entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $1,000 per share. The liquidation preference with respect to each series shall be payable before any payment or distribution is made to the holders of the Common Stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. The Series 98D Preferred Stock has no liquidation preference.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Conversion. The Series 97D Preferred Stock has been convertible, at the option of the holder thereof, since August 12, 1997. Each share is convertible into the number of shares of Common Stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of Series 97D Preferred Stock and the Dividend Amount. The Dividend Amount is equal to the Liquidation Preference of $1,000 per share multiplied by 7% per annum, multiplied by the number of days since the closing date, divided by 365 days. The conversion price is determined based on the date that the conversion notice is received ("Conversion Date") and shall equal the lesser of
(a) $2.44 or (b) 75% of the average of the closing bid price of the shares of Common Stock of the Company on the five trading days ending on the date proceeding the Conversion Date. There are monetary penalties to the Company if Common Stock is not delivered to the holder within five days of receipt of a notice of conversion and receipt of the Preferred Stock to be converted.

The Series 97D Preferred Stock is convertible, subject to the following limitations. The holder is precluded from converting any portion of the Preferred Stock which would cause holder to be deemed to be the beneficial owner of 4.99% or more of the issued and outstanding Common Stock of the Company. The Common Stock underlying the Series 97D Preferred Stock and the warrants issued in connection with the sale thereof have demand registration rights. The Company is obligated to use its best efforts to maintain any registration statement or post-effective amendment current until the earlier of the date that all of such securities have been sold pursuant to the registration statement, or the date the holders receive a legal opinion of counsel that the securities may be sold under Rule 144, or the second anniversary of the effective date of the registration statement.

The Series 98A Preferred Stock has been convertible, at the option of the holder thereof, since May 6, 1998. Each share is convertible into the number of shares of Common Stock derived by dividing the conversion rate by the conversion price. The conversion rate is the liquidation preference of $1,000 per share of Series 98A Preferred Stock and the dividend amount. The dividend amount is equal to the liquidation preference of $1,000 per share multiplied by 6% per annum, multiplied by the number of days since March 6, 1998, divided by 365 days. The conversion price is determined based on the date that the conversion notice is received ("Conversion Date") and shall equal the lesser of (a) $1.075, or (b) 75% of the average of the closing bid price of the shares of Common Stock of the Company on the five trading days ending on the date proceeding the Conversion Date. There are monetary penalties to the Company if the Common Stock is not delivered to the holder with five days of receipt of a notice of conversion and receipt of the Preferred Stock to be converted. The Series 98A must be converted no later than March 6, 2000.

The holder of the Series 98A Preferred Stock is precluded from converting any portion which would cause the holder to be deemed to be the beneficial owner of 4.99% or more of the issued and outstanding Common Stock of the Company, except where an event of default has occurred and remains uncured for ten business days.

Each share of the Series 98D Preferred Stock is convertible into 700 shares of Common Stock of the Company at the option of the holder, at any time after 15 days from October 30, 1998, for a period of two years from October 30, 1998. On the second anniversary from October 30, 1998, the Series 98D Preferred Stock automatically converts into Common Stock.

Dividends on all preferred shares are only payable when the Company has sufficient accumulated earnings. Cumulative dividends of $134,000 were in arrears under the Series 98, 97, 91, PS90, 90 and P-90 preferred share agreements at December 31, 1998.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

Common Stock

1998 Common Stock Transactions

During the quarter ended March 31, 1998, the Company issued 14,886 restricted common shares to four domestic individuals for services rendered, valued at approximately $21,000. For the quarter ended June 30, 1998, the Company issued 1,685 restricted common shares to one domestic individual for services rendered, valued at approximately $1,638. On August 19, 1998, the Company issued 40,000 restricted common shares to two consultants in accordance with their related service agreements for services, valued at approximately $34,500.

1997 Common Stock Transactions

In January 1997, the Company issued one individual and one domestic corporation 11,250 and 26,500 common shares, respectively, as compensation for placement agent services.

The Company executed a stock purchase agreement with a foreign accredited investor on April 15, 1997, which provided for the sale of the Company's common stock in five weekly tranches aggregating $1,000,000. Pursuant to this agreement the Company issued 537,320 shares of common stock. The number of shares in each tranche was determined by dividing the amount invested by the product of 75% multiplied by the average of the closing bid price for the five trading days preceding the investment.

During April 1997, the Company raised $29,735, net of discounts aggregating $24,329, through the issuance of 15,008 restricted common shares to one employee.

In May 1997, the Company issued 112,000 restricted common shares to a domestic entity for financial consulting services rendered, valued at $161,700.

On December 11, 1997, the Company issued 25,714 shares of restricted common shares and two warrants to acquire an aggregate of 37,714 of common shares at $5.75 per share to AEM as more fully disclosed in Note 4 under "Notes Receivable."

Throughout the year ended December 31, 1997, the Company issued 36,088 restricted common shares to seven domestic individuals pursuant to Regulation D for services rendered and recorded compensation expense of approximately $108,000.

1996 Common Stock Transactions

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

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

During 1996, the Company raised $2,596,000 through the issuance of 1,377,306 restricted common shares for cash. The Company issued 49,626 restricted common shares for services and recorded compensation expense of $65,000 in 1996. As discussed in Note 5, the Company issued restricted common shares in exchange for notes payable, accrued interest, and future interest obligations.

Warrants and Options. As of December 31, 1998, the Company had outstanding warrants and options entitling the holders thereof to purchase approximately 6.5 million shares of Common Stock of the Company at exercise prices which range from $0.265 to $47.50 and with varying expiration dates. The exercise price of the warrants and options are generally subject to adjustment in the event of stock splits, stock dividends and similar events. Some outstanding warrants expire only on the occurrence of certain conditions precedent, which are not dates certain. The warrants and options are not divided into any series or class, and there was no public market for either the warrants or options as of December 31, 1998. The warrants and options do not confer upon the holders any voting or dividend rights or any other rights of a shareholder of the Company. (See Note 8 for additional information on the issuance of stock options in accordance with the Company's 1996 Omnibus Stock Option Plan.)

The following table summarizes disclosures required by SFAS 123 for warrant and option activity subsequent to December 31, 1995:

Common shares underlying outstanding warrants and options

                                     Underlying        Weighted-average
                                    Common Shares       exercise price
===============================================================================
Balance, January 1, 1996              1,699,270            $ 1.91
Granted                               1,310,100              3.75
Forfeited                               (24,816)             1.50
Exercised                              (473,528)             1.06
Expired                                  (3,450)            50.00
-------------------------------------------------------------------------------
Balance, December 31, 1996            2,507,576              2.97

Granted                               2,050,610              1.85
Exercised                              (150,000)             0.94
Expired                                  (6,411)            46.74
-------------------------------------------------------------------------------
Balance, December 31, 1997            4,401,775              2.18

Granted                               2,264,500              0.75
Exercised                               (25,000)             0.60
Expired                                (122,676)             5.50
-------------------------------------------------------------------------------
Balance, December 31, 1998            6,518,599              1.61
===============================================================================

1998 Warrant Transactions

On March 31, 1998, the Company granted certain debt holders, pursuant to the Company's 1998 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. In connection therewith the Company recorded interest expense of approximately $94,700 based on the estimated fair value of the warrants.

During the first quarter of 1998, as provided in related service or consulting agreements, the Company granted nine warrants to purchase an aggregate 120,000 common shares, to one employee, four directors and four consultants for services rendered during the three month period ended March 31, 1998. In connection therewith, the Company recorded compensation expense to non-employees of approximately $18,000, based on the estimated fair value of the warrants. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants become exercisable one year from the grant date at $0.84 per share.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

On April 21, 1998, the Company granted eleven warrants to purchase an aggregate 201,000 common shares, to the employees of its TEK-KOL partnership, who were not employees of the Company. The common shares underlying the warrants vest 25% on the first day the warrant holder becomes an employee of the Company or other entity owned by the Company. Consequently, no compensation expense was recorded by the Company. The remaining shares shall vest 25% each three month period thereafter, as long as the warrant holder continues to be an employee. The exercise price was not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable at $0.42 per share.

On June 30, 1998, the Company granted certain debt holders, pursuant to the Company's 1997 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. In conjunction therewith, the Company recorded approximately $93,000 of interest expense.

As provided in related service or consulting agreements, the Company granted eight warrants to purchase an aggregate 60,000 common shares, to one employee, four directors and three consultants for services rendered during the three month period ended June 30, 1998. In connection therewith, the Company recorded compensation expense to non-employees of approximately $26,340 based on the estimated fair value of the warrants. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants become exercisable one year from the grant date at $0.625 per share.

Effective September 1, 1998, the Company in settlement of certain claims made by the holders of six warrants representing 676,923 common shares, at an exercise price of $2.44, agreed to extend the expiration date of the six warrants to September 30, 1999.

On September 30, 1998, the Company granted certain debt holders, pursuant to the Company's 1997 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares exercisable on or before December 31, 1999, at an exercise price of $1.20 per share. The warrants are first exercisable one year from the date of grant. In connection therewith, the Company recorded interest expense of approximately $15,100, based on the estimated fair value of the warrants.

As provided in related service or consulting agreements, the Company on October 1, 1998, granted six warrants to purchase an aggregate 130,000 common shares to two consultants and four directors for services rendered, valued at approximately $33,200. The exercise prices were not lower than the closing bid price on the grant date and expire on October 1, 2003. The warrants are first exercisable one year from the date of grant at $0.265 per share.

On November 16, 1998, the Company, as provided in a related service agreement, granted one warrant to purchase an aggregate 35,000 common shares to one employee. The exercise price was not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrant is first exercisable one year from the date of grant at $0.35 per share.

1997 Warrant Transactions

As provided in related service agreements, the Company granted warrants to purchase 545,250 common shares to 39 employees during 1997. The warrant exercise prices were not lower than the closing bid price on the grant dates. The warrants all expire on December 31, 2001, and are exercisable at $1.03 per share.

As provided in related agreements, the Company granted warrants to 9 consultants to purchase 187,223 common shares during 1997 in return for services valued at $208,063 based on the estimated fair value of the warrants. In addition, the Company issued warrants to purchase 1,082,137 common shares in conjunction with the various financings throughout the year, as more fully disclosed in Note 5 and elsewhere in Note 7 of the consolidated financial statements.

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

In 1996, the Company granted the owner of a domestic research company a warrant to purchase 100,000 restricted common shares at $1.72 per share in exchange for a note payable previously issued by the Company, accrued interest and accounts payable totaling $141,600.
The warrant at the option of the holder was exercised in 1996.

The weighted average grant date fair market value of warrants and options granted in 1998, 1997 and 1996 are $0.75, $1.85 and $3.75 per share, respectively. All warrants and options granted are not subject to repurchase by the Company. Approximately 5.2 million common shares underlying warrants and options have been registered with the SEC as of December 31, 1998.

The following table provides the weighted-average exercise price and the weighted-average remaining contractual life for outstanding warrants and options at December 31, 1998, grouped into four exercise price ranges.

                      Warrants and Options Outstanding                  Warrants and Options Exercisable
              -----------------------------------------------   -----------------------------------------------
                    Number           Wt. Avg.    Wt. Avg.          Number             Wt. Avg.        Wt. Avg.
                  Outstanding       Remaining    Exercise        Exercisable         Remaining        Exercise
Range             at 12/31/98      Life (Years)   Price          at 12/31/98        Life (Years)        Price
===============================================================================================================
$ 0.26 - $ 0.88    2,641,064          3.9         $ 0.56          1,042,064             2.8            $ 0.58
$ 1.03 - $ 2.49    3,166,294          3.2           1.50          2,507,794             3.1              1.60
$ 4.25 - $ 5.87      615,037          4.0           5.04            615,037             4.0              5.04
$ 9.50 - $20.00      106,204          8.8          10.88            106,204             8.8             10.88
---------------------------------------------------------------------------------------------------------------
                   6,528,599                                      4,271,099
===============================================================================================================

Pro Forma Information. As of December 31, 1998, the Company has outstanding warrants and options as described above. The Company has elected to follow APB 25 and related interpretations in accounting for the warrants and options. As the exercise price of the warrants and options issued by the Company to employees equaled the market price of the underlying stock on the grant dates, no compensation expense was recorded in 1998, 1997 and 1996 under APB 25.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for the warrants and options granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for years 1998, 1997, and 1996: risk-free interest rate of approximately 6%; expected volatility factor ranging from .737 to 1.721, expected life of the option of 2.0 years, and an expected dividend yield of zero.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants and options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's warrants and options. For purposes of

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

pro forma disclosures, the estimated fair value of the warrants and options are expensed during the grant year. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):

YEARS ENDED DECEMBER 31,                1998                1997                1996
=====================================================================================
Net loss
  Historical                         $ (7,433)           $ (6,479)           $ (4,259)
  Pro Forma                            (7,858)             (7,858)             (6,859)
Net loss per share - basic
  Historical                         $  (0.50)           $  (0.88)           $  (0.80)
  Pro Forma                             (0.53)              (1.07)              (1.28)
=====================================================================================

The Company granted warrants to employees for the purchase of 3,530,000 OCET common shares at $1.00 per share in 1995, and canceled a warrant for 850,000 of those shares in January 1996. There is no current market for OCET common stock. At December 31, 1998, warrants for the purchase of 2,680,000 OCET common shares are outstanding and exercisable. All warrants to purchase OCET common shares expire December 31, 1999.

8. STOCK OPTION AND PERFORMANCE INCENTIVE PROGRAM

In June 1997, the stockholders approved the 1996 Omnibus Stock Option Plan (the "Stock Plan") pursuant to which a maximum aggregate of 2,000,000 shares was reserved for grant. Under the Stock Plan, employees may be given an opportunity to purchase, by way of option, or stock purchase rights, common stock of the Company. The Stock Plan also provides for the use of stock appreciation rights and long term performance awards as employee incentives. All options granted become fully vested to employees with one year of service. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee. As of December 31, 1998, and 1997, the Company had outstanding options to purchase an aggregate of 1,107,000 and 236,000 common shares, respectively, none of which had been registered with the SEC. The Company applies APB 25 and related interpretations in accounting for its plan. In accordance with SFAS 123, as more fully described in Note 7, the options have been aggregated with the warrants for the fair value pro forma disclosure required.

In 1997, the Company granted incentive stock options, pursuant to the Stock Plan, exercisable for a total of 236,000 shares of common stock at $1.03 per share to employees. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. The options shall expire on September 11, 2007.

During 1998, the Company granted incentive stock options to purchase 859,000 shares of common stock to employees pursuant to the Stock Plan. The options are exercisable between $0.265 and $0.843, upon effective registration under the Securities Act of 1933 or when the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. All the options issued in 1998 expire on the date of grant in 2003.

9. MANDATORILY REDEEMABLE PREFERRED STOCK

Mandatorily redeemable preferred stock consists of 2,200 authorized shares of Series 98C 6% Convertible Preferred stock, of which 1,570 shares were issued and outstanding as of December 31, 1998.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

On November 4, 1998, the Company issued 950 shares of $0.01 par value, 6% Convertible Preferred Series 98C and six warrants to four foreign investors for cash and notes payable. The Company received net proceeds of $918,000 representing the completion of the first tranche of this Preferred series. These shares have a liquidation preference of $1,000 per share and accrue dividends at the rate of 6% per annum which are cumulative. The number of shares of common stock to be issued upon conversion of the 98C Preferred Shares will be determined by dividing the amount to be converted by the lesser of $0.46 or 75% of the five lowest closing bid prices of the common stock during the Lookback Period. The Lookback Period is defined as the five trading days immediately preceding the date the notice of conversion is received by the Company. After the last trading day of each month that the Series 98C Preferred Stock remains outstanding, starting on the first day of the fourth month after the closing date, the Lookback Period will be increased by two trading days per month until the Lookback Period equals a maximum of 30 trading days. The holder of the Series 98C Preferred Stock is precluded from converting any portion which would cause the holder to be deemed to be the beneficial owner of 4.99% or more of the issued and outstanding Common Stock of the Company. The 98C Preferred Stock is redeemable at the option of the Company, in whole or in part, in cash, at 125% of the Liquidation value plus accrued and unpaid dividends. In the event the 98C Preferred Stock is not converted two years from the Closing Date then the outstanding 98C Preferred Stock shall be redeemed by the Company as if the Company voluntarily elected such redemption. For the Series 98C Preferred Stock, upon the occurrence of certain events including a change in control, sale of substantially all the assets, the consummation of one or more equity financings resulting in net proceeds of $4 million, or an event of default, the Company must pay to the holders liquidated damages in the amount of 125% of the $1,000 per share liquidation preference. The six warrants which are convertible into 47,500 shares of common stock, contain an exercise price equal to 110% of the average closing bid price for the five trading days preceding the closing date ($0.51). The warrants are exercisable two days following the closing date and expire on November 4, 2003.

The shares of common stock underlying the 98C Preferred shares and warrants are subject to a Registration Rights Agreement, which requires the Company to file a registration statement for these securities with the Securities and Exchange Commission ("SEC"). The registration statement was filed and declared effective by the SEC within the prescribed time period.

In connection with the sale of the first tranche of 98C Preferred Shares, the Company paid an unaffiliated placement agent a fee consisting of $25,000 in cash, 70 shares of 98C Preferred Stock having a value of $70,000 and warrants to purchase 47,500 shares of common stock as compensation for placement services. The warrants are exercisable at 110% of the average closing bid price for the five trading days preceding the closing date ($0.51). The warrants are exercisable two days following the closing date and expire on November 4, 2003. In addition to the placement agent fees the Company paid $7,000 in cash for legal and escrow fees incurred in connection with this transaction. The net proceeds of this transaction will be used for working capital purposes.

On December 1, 1998 (a closing date), the Company issued 250 shares of $0.01 par value, 6% Convertible Preferred Series 98C ("Series 98C Preferred") and one warrant to one foreign investor for cash. The Company received net proceeds of $247,500 which represents the second tranche of the Series 98C Preferred. Additionally, on December 11, 1998 (a closing date), the Company issued 250 shares of $0.01 par value, Series 98C Preferred and one warrant to one foreign investor for cash. The Company received net proceeds of $247,500 which represents the third tranche of the Series, 98C Preferred. These shares have a liquidation preference of $1,000 per share and a dividend preference of 6% per annum, cumulative. The number of shares of common stock to be issued upon conversion for each tranche of the Series 98C Preferred will be determined by dividing the amount to be converted by the lesser of: (i) $0.36 for the second tranche and $0.40 for the third tranche; or (ii) 75% of the five lowest closing bid prices of the common stock during the Lookback Period. The warrants are convertible into 12,500 shares of common stock each, at an exercise price equal to 110% of the average closing bid price for the five trading days preceding the Closing Date ($0.38 for the second tranche and $0.40 for the third tranche). The warrants are exercisable beginning two days following the closing date and expire five years from the respective closing dates.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)

The shares of common stock underlying the second and third tranches of the 98C Preferred and warrants are subject to a Registration Rights Agreement, which requires the Company to file a registration statement for these securities with the Securities and Exchange Commission ("SEC"). The registration statement was filed and declared effective by the SEC within the prescribed time period.

In connection with the sale of the second and third tranches of the Series 98C Preferred, the Company paid an unaffiliated placement agent a fee consisting of 50 shares of 98C Preferred Stock having a face value of $50,000 and warrants to purchase 25,000 shares of common stock as compensation for placement services. The warrants are exercisable at 110% of the average closing bid price for the five trading days preceding the closing date. The warrants are exercisable beginning two days following the closing date and expire five years from the closing date. The net proceeds of this transaction will be used for working capital purposes.

The difference between the estimated fair value of the redeemable preferred shares at their issue date and the mandatory redemption amount is being ratably accreted, over the two year term of the Series 98C Preferred, by charges to accumulated deficit. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are converted by the holders prior to the redemption date. As of December 31, 1998, the Series 98C Preferred shares were convertible into approximately
6.8 million shares of common stock. Imputed and accreted dividends aggregating $455,496 were recorded in connection with the issuance of the 98C Preferred Shares. The imputed dividends have been included in the computation of net loss per common share as disclosed in Note 1

10. RELATED PARTY TRANSACTIONS

SGI has entered into the following transactions with related parties:

a) The Company sold 200 Series P-90 preferred shares for $22,000 to two officers in 1990. Each preferred share is convertible into 250 restricted common shares upon payment of a price that was reduced from $15.00 per share to $1.375 per share in 1995.

b) During 1995 and 1996, the Company issued 10% notes payable totaling $354,000 to an entity controlled by a Board member. The notes and accrued interest were converted into 283,200 restricted common shares in 1996.

c) The Company had receivables from two officers of $398,000 at December 31, 1994. A portion of this receivable was offset by obligations of the Company to both of the officers and the remaining $224,000 was reserved at December 31, 1995. In January 1996, the Company agreed to forgive the loans made to a former officer.

d) The Company has an agreement with an officer/stockholder for the assignment of his patent to the Company. The agreement provides for a royalty equal to the greater of: (i) $50,000 per calendar year or (ii) one-tenth of one percent (.1%) of royalty revenues received by the Company (or any joint venture of which the Company is a partner) through December 31, 2000, conditioned only upon the continued use of the LFC Process technology during such period by the Company and/or any such joint venture. During 1996, the officer/stockholder agreed to forego all past and future royalty payments pursuant to the agreement. The accrued liability of $142,000 at December 31, 1995, was recorded as other income in 1996.

e) Three employees exercised warrants in August 1995 for 274,154 common shares in exchange for notes payable of $308,000. The 8% notes were non-recourse and were payable on August 23, 1999, only if the bid price for the Company's common stock was in excess of $3.00 per share on that date. As of January 1995 the employees had pledged 321,341 restricted common shares as collateral for the notes payable. During the first quarter of 1996, the Company recorded compensation expense of $474,000 related to these transactions, as this was the first period in which the average price of the warrants exercised was less than the market price. The Company has accounted for

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RELATED PARTY TRANSACTIONS (CONTINUED)

these transactions in accordance with the consensus for Emerging Issues Task Force Issue No. 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25." The compensation expense was determined as the product of the aggregated common shares issued upon exercise and the difference between the market price of the common stock and the exercise price of the warrants. During the second quarter of 1996, the three employees exchanged 8% recourse notes payable August 23, 1999, for the non-recourse notes. The Company collected all principal and interest payments prior to December 31, 1996.

f) As of December 31, 1997, the Company owed an officer/director approximately $121,000 in deferred compensation which was paid in 1998.

11. COMMITMENTS AND CONTINGENCIES

(a) The Company leases its corporate offices under an operating lease agreement which provides for annual escalation of rental payments and expires in December 2000. The Company's OCET subsidiary leases its laboratory facilities under an operating lease agreement which expires in May 2000. AMS leases its manufacturing facility under an operating lease agreement which expired in October 1998 and is currently on a monthly basis. Under the terms of the lease agreements, the lessee pays taxes, maintenance and insurance. As of December 31, 1998, the Company had no other significant commitments under capital or operating leases. Total rent expense relating to leased facilities was approximately $395,000, $387,000, and $316,000 in 1998, 1997, and 1996, respectively.

Future minimum annual operating lease commitments are as follows:

Year ending December 31,
=======================================
1999                          $236,000
2000                           164,000
Thereafter                           -
---------------------------------------
                              $400,000
=======================================

b) As discussed in Note 4, the Company may be required to make contributions to the TEK-KOL Partnership and to LFC Technologies, LLC, the Company's new joint venture with Mitsubishi Corp.

c) The Company has employment agreements with its executives, the terms of which expire on December 31, 1999. Such agreements, which have been revised from time to time, provide for minimum salary levels. The agreements contain change-in-control provisions that would automatically extend the date of the employment agreements by one year from the date of change. The maximum contingent liability under these agreements, in such event, is approximately $1.4 million.

d) The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. The only lawsuit currently pending against the Company is Walsh vs. AMS, which relates to events occurring prior to the acquisition of AMS by the Company. The lawsuit asserts claims, for among other things, breach of contract relating to a loan of approximately $300,000. AMS has filed an answer denying liability and discovery is proceeding. In the opinion of the Company the pending litigation, if adversely decided, should not have a material adverse effect on the Company.

e) On October 26, 1998, AMS filed a lawsuit against Anatol Automation and Anatol Manufacturing in Orange County Superior Court. The lawsuit seeks approximately $600,000 in compensatory damages and in excess of $2,000,000 in punitive damages for interference with advantageous business relationships, interference with contract, and appropriation of trade secrets in violation of the California Uniform Trade Secret Act.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities are:

                                                      1998                  1997
=======================================================================================
Deferred tax assets:
Net operating loss carryforwards                 $ 20,157,000        $ 18,623,000
Depreciation and amortization                         733,000             658,000
Research and development credits                      458,000             419,000
Accrued interest                                      116,000             192,000
Stock for services                                    210,000             134,000
Other                                                  87,000             109,000
---------------------------------------------------------------------------------------
                                                   21,761,000          20,135,000
Deferred tax liabilities:
Other                                                (728,000)           (728,000)
---------------------------------------------------------------------------------------
Net deferred tax assets                            21,033,000          19,407,000
Deferred tax assets valuation allowance           (21,033,000)        (19,407,000)
---------------------------------------------------------------------------------------
                                                 $          -        $          -
=======================================================================================

At December 31, 1998, the Company had net operating losses available for carryforward for federal and state tax purposes of approximately $ 55,168,000 and $15,355,000, respectively. Federal and state loss carryforwards of $1,008,000 and $2,925,000, respectively, expired in 1998 and will not be available for carryforward into 1999. The difference between federal and state loss carryforwards is primarily attributable to the 50% limitation of California loss carryforwards. The Company also has federal research credit carryforwards of approximately $450,000 which will begin to expire in 2004 unless previously utilized.

At December 31, 1998, the Company had net operating loss carryforwards for federal and state tax purposes expiring as follows:

Year Expires                     Federal              State
========================================================================
1999                          $   343,000         $ 4,645,000
2000                              368,000           3,879,000
2001                              849,000           1,979,000
2002                            1,151,000           2,215,000
2003                            1,217,000           2,837,000
2004                            6,984,000                   -
2005                            2,288,000                   -
2006                            3,750,000                   -
2007                            8,111,000                   -
2008                            5,723,000                   -
2009                            5,057,000                   -
2010                            4,614,000                   -
2011                            4,654,000                   -
2012                            4,385,000                   -
2013                            5,674,000                   -
------------------------------------------------------------------------
Total loss carryforwards      $55,168,000         $15,555,000
========================================================================

13. SUBSEQUENT EVENTS

Effective January 14, 1999, the Company entered into a number of agreements with MLFC Corporation ("MLFC"), a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC regarding the LFC Process. The Company and MLFC entered into a LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement, Services Agreement and Security Agreement with the purpose of further developing the LFC Process and licensing its use in proposed LFC process plants.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUBSEQUENT EVENTS (CONTINUED)

The LFC Joint Venture Formation Agreement between the Company and MLFC provides for the formation of a limited liability company called LFC Technologies, LLC ("LFC Tech") to conduct research and development activities relating to the LFC Process, for MLFC to market the LFC Process outside the U.S. and for the Company to market the LFC Process inside the U.S.

The License Agreement between LFC Tech and the Company provides for the grant to LFC Tech of a non-exclusive worldwide royalty-free license in connection with purposes of LFC Tech, to use the LFC Process and related rights, including improvements developed by LFC Tech to reduce the costs of an LFC plant, and to design, contract and sell LFC-related products until January 14, 2001, unless extended by mutual agreement. The fee for the license to MLFC was the execution by LFC Tech of a Services Agreement with the Company. The License Agreement requires the Company to provide all confidential information related to the LFC process to LFC Tech. The Company also agreed, among other things, to permit the technical employees of LFC Tech to inspect the Demonstration Plant, disclose confidential LFC information, provide copies of technical data regarding the design, construction and operation of the Demonstration Plant and to provide copies of all patent applications.

The Operating Agreement as amended between MLFC and the Company governs the management of the new joint venture company, LFC Tech, and is for a term extending through January 14, 2001. The purpose of LFC Tech is to conduct research and development activities with respect to the LFC Process and other approved business. The Company and MLFC each must contribute $125,000 every three months for two years to LFC Tech. Each will have a 50 percent interest in profits and losses of the business operated by LFC Tech which is managed by two managers, one from the Company and one from MLFC. Upon the occurrence of certain "milestone" events, MLFC and the Company shall determine by mutual agreement the terms and conditions for forming a new company ("Newco") to hold the LFC patents and related technology and MLFC will be required to pay to the Company $4.0 million for the transfer of the exclusive license for the LFC Process into Newco ("Transfer Payment"). The Transfer Payment is to be paid to the Company only on the first to occur of the following: (1) the start of construction or receipt of an irrevocable commitment to start with construction of an LFC plant with a minimum capacity of 15,000 tons per day; (2) the receipt by MLFC of at least $4.0 million in connection with the admission of a new equity participant into Newco, and the licensing or royalties from one or more LFC plants; or (3) such other conditions as the parties agree. In addition, the Transfer Payment is also conditioned on all of the following: (a) MLFC and the Company entering into a shareholders' agreement satisfactory to both parties; (b) the Company has obtained and transferred to Newco the entire ownership, subject to an adjustment provision in the event less than the entire ownership is transferred, in the LFC Process and improvements, free of liens or encumbrances; (c) through the formation of Newco, MLFC acquires a 50 percent equity interest in the LFC Process and improvements; and (d) the Company grants to MLFC exclusive rights to manufacture and sell new plants incorporating the LFC Process and related improvements and to use or to grant to third parties sublicenses to use or grant the LFC Process and improvements.

The Amended and Restated Services Agreement between MLFC, LFC Tech and the Company provides that the Company will provide certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing engineering work. The Services Agreement is for a minimum period of two years and provides a fixed payment to the Company of $1.0 million per year, payable $250,000 per quarter after an initial payment of $250,000 upon execution of the agreement.

The Security Agreement between the Company and MLFC grants MLFC a security interest in all the LFC Process related patents, applications, renewals, and continuations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

===============================================================================
                                    PART III
===============================================================================

The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders (involving the election of Directors), which definitive proxy statement will be filed pursuant to Regulation 14A no later than April 30, 1999, and is incorporated herein by this reference to the following extent:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information called for by this Item will be set forth under the captions "Election of Directors - Information about Nominees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the captions "Information Concerning Board of Directors Compensation of Directors," "Compensation Committee Report on Executive Compensation" and "Executive Compensation" in the Company's Definitive Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The information called for by this Item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement.


ITEM 13. CERTAIN TRANSACTIONS

The information called for by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) (1)&(2) Consolidated Financial Statements

The financial statements listed in Index to Consolidated Financial Statements which appear on page 28 are incorporated by reference herein or filed as part of this Form 10-K.

(b) 3 List of exhibits

The following documents are filed as exhibits to this Form 10-K.

2.1       Merger Agreement between VDI and Genesis(2) 3.1.1 Articles of
          Incorporation, as amended(1) 3.1.2 Restated Articles of
          Incorporation(5)
3.1.3     Articles of Amendment to the Articles of Incorporation of SGI
          International(26)
3.2.1     By-laws, as amended(2)(3)
3.2.2     Amended and Restated By-laws(5)


3.2.3     By-Laws, as Amended (9/20/90)(14)
4.1.1     Form of Warrants - Authorized Before 1987(1)
4.1.2     Form of Warrants - Series A through H(5)
4.1.21    Form of Amended Warrants(15)
4.1.22    Form of Amended Warrants(16)
4.1.3     Form of Warrants - Series I, M, S and P(5)
4.1.4     Form of Warrants - Series XX(12)
4.2       Loan Agreement with Arthur & Sophie Brody(4)
4.3       Form of Series 86B Promissory Notes(4)
4.4       Form of Series 86C Promissory Notes(4)
4.5       Form of Series 90A Units (Promissory Note and Preferred stock)(14)
4.6       Form of Series 90B Units (Promissory Note and Preferred Stock)(14)
4.7       Form of Series 90C Units (Promissory Note and Preferred Stock)(14)
4.8       Form of Series 90D Units (Promissory Note and Preferred Stock)(14)
4.9       Form of Series P90 Preferred Stock(14)
4.10      Form of Series PS90 Preferred Stock(14)
4.11      Form of Series 91A Units (Promissory Note and Preferred Stock)(17)
4.12      Form of Series 91AA Units (Promissory Note and Preferred Stock)(17)
4.13      Form of Series 91B Units (Promissory Note and Preferred Stock)(17)
4.14      Form of Series 91C Units (Promissory Note and Preferred Stock)(17)
4.15      Form of Series 91D Units (Promissory Note and Preferred Stock)(17)
4.16      Form of Series 91E Units (Promissory Note and Preferred Stock)(17)
4.17      Form of Series 91V Units (Promissory Note and Preferred Stock)(17)
4.18      Form of Series 91P Preferred Stock(17)
4.19      Form of Series 91R Preferred Stock(17)
4.20      Form of Series 91S Preferred Stock(17)
4.21      Form of Series 91T Preferred Stock(17)
4.22      Form of Series 91M Preferred Stock(17)
4.23      Form of Series 92A Preferred Stock(19)
4.24      Form of Series 92B Preferred Stock(19)
4.25      Form of Series 93A93B Units (Promissory Note and Preferred Stock)(22)
4.26      Form of Series 93B Units (Promissory Note and Preferred Stock)(22)
4.27      Form of Series 93C Units (Promissory Note and Preferred Stock)(22)
4.28      Form of Series 94A94A Units (Promissory Note and Preferred Stock)(23)
4.29      Form of Series 94B94B Units (Promissory Note and Preferred Stock)(23)
4.30      Form of Series 94C Units (Promissory Note)(23)
4.31      Form of Series 95C Convertible Preferred Stock (25)
4.32      Form of Series 95D1 Redeemable Convertible Preferred Stock (25)
4.33.1    Form of Series 95D1.03 Convertible Preferred Stock (26)
4.33.2    Form of Series 95D1.04 Convertible Preferred Stock (26)
4.34      Form of Series 95E Redeemable Convertible Preferred Stock (25)
4.35      Form of Series 95R Convertible Preferred Stock (26)
4.36      Form of Series 96A Convertible Preferred Stock (28)
4.37      Form of Series 96B Convertible Preferred Stock (28)
4.38      Certificate of Secretary re: Designation of Series 97C Preferred Stock.(29)
4.39      Certificate of Secretary re: Designation of Series 97D Preferred Stock.(29)
4.40      Form of Debenture for Series 97E.(29)
4.41      Form of Warrant for Series 97E.(29)
4.42      Certificate of Secretary re: Designation of Series 97F Preferred Stock.(29)
4.43      Amended Certificate of Secretary re: Designation of Series 97G Preferred Stock.(29)
4.44      Form of Common Stock Certificate.(29)
4.45      Form of Warrant Certificate re: Existing Warrants.(30)
4.46      Form of Stock Purchase Warrant re: 97D and 97F Preferred Stock.(30)
4.47      Form of Stock Purchase Warrant re: Series 97B Preferred Stock.(29)
4.48      Form of Stock Purchase Warrant re: Series 97G Preferred Stock.(29)
4.49      Series 97D Preferred Stock Purchase Agreement dated August 12, 1997, between the Registrant and the holders thereof.(30)
4.50      Registration Rights Agreement re: Series 97D Preferred Stock dated August 12, 1997, between the Registrant and the holders thereof.(30)
4.51      Series 97F 8% Convertible Preferred Stock Subscription Agreement dated November 6, 1997, between the Registrant and the holders hereof.(30)
4.52      Registration Rights Agreement re: Series 97F Preferred Stock dated November 6, 1997, between the Registrant and the holders thereof.(30)
4.53      Series 97G 8% Convertible Preferred Stock Subscription Agreement between the Registrant and Settondown Capital dated
          January 8, 1998.(29)
4.54      Series 97G 8% Convertible Preferred Stock Subscription Agreement between Registrant and Dominion Capital dated January
          8, 1998.(29)
4.55      Form of Registration Rights Agreement re: Series 97G Preferred Stock dated January 8, 1998, between the Registrant and the holders thereof.(29)

4.56      Agreement between the Registrant and AEM dated December 11, 1997.(29)
4.57      Certificate of Secretary re: Designation of Series 98A Preferred Stock.(31)
4.58      Form of Series 98A Stock Purchase Warrant(31)
4.59      Series 98A 6% Convertible Preferred Stock Placement Agent Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof. (31)
4.60      Registration Rights Agreement for Placement Agent re: Series 98A Preferred Stock date March 6, 1998, between the
          Registrant and the holders thereof. (31)
4.61      Series 98A 6% Convertible Preferred Stock Subscription Agreement dated March 6, 1998, between Registrant and the holders thereof. (31)
4.62      Registration Rights Agreement re: Series 98A Preferred Stock dated March 6, 1998, between the Registrant and the holders thereof. (31)
4.63      Amended Certificate of Secretary re: Designation of Series 98C Preferred Stock.(31)
4.64      Amended Certificate of Secretary re: Designation of Series 98D Preferred Stock.(31)
4.65      Form of Stock Purchase Warrant re: Series 98C Preferred Stock dated November 4, 1998.(31)
4.66      Form of Series 98C Convertible Preferred Stock Subscription Agreement dated November 4, 1998, between the Registrant and the holders thereof.(31)
4.67      Form of Registration Rights Agreement re: Series 98C Preferred Stock dated November 4, 1998, between the Registrant and the holders thereof.(31)
4.68      Form of Series 98D Convertible Preferred Stock.(31)
4.69      Form of Series 98D Convertible Debentures.(31)
4.70      Form of 12% Promissory Note dated September 9, 1998.(31)
4.71      Certificate of Secretary re: Designation of Series 96B Preferred Stock. (32)
4.72      Amended Certificate of Secretary re: Designation of Series 97B Preferred Stock. (32)
4.73      Amended Certificate of Secretary re: Designation of Series 97D Preferred Stock. (32)
4.74      Amended Series 97D Preferred Stock Purchase Agreement date April 1, 1998, between the Registrant and the holders thereof.(32)
4.75      Amended Registration Rights Agreement re: Series 97D Preferred Stock, dated April 1, 1998, between the Registrant and the holders thereof. (32)
4.76      Agreement and General Release re: Series 97D Preferred Stock, dated April 1, 1998, between the Registrant and the holders thereof. (32)
10.1.1    Amended and Restated Agreements with LFC Technology Partners - Pre 10/1/87.(4)
10.1.2    Amended Technology Transfer Agreement dated 10/1/87.(5)
10.1.3    Research Agreement Waiver (and Amended Research Notes) dated 10/1/87.(5)
10.2      AEM Agreement.(2)(3)
10.3.1    Assignment Agreement dated 11/13/84 with Ernest Esztergar.(6)
10.3.2    First Amendment to Assignment Agreement dated 12/31/87 with Ernest Esztergar.(5)
10.4      Employment Agreement with Ernest Esztergar (1995).(26)*
10.5      Lease of executive offices (LJF).(14)
10.5.1    First amendment to Lease of Executive offices dated as of 10/17/95. (26)
10.6      Modification Agreement dated as of 10/1/87.(7)
10.6.1    Settlement Agreement dated as of December 10, 1992.(18)
10.7      Agreement to Proceed (including Agreement to Proceed, LFC Release and Addendum).(5)
10.8      Participation Agreement (including Participation Agreement, Confidentiality Agreement and Addendum).(5)
10.9      Agreement dated as of July 1, 1988, between AEM and Company.(9)
10.10     Agreement dated July 19, 1989, between SMC and Company.(10)
10.11     Technology Purchase Agreement, dated as of 9/28/89.(11)
10.12     Partnership Agreement, dated as of 9/30/89.(11)
10.12.1   First Amendment to Partnership Agreement dated as of 12/1/91.(17)
10.12.2   Second Amendment to Partnership Agreement dated as of 5/1/95.(26)
10.13     SGI Assignment Agreement, dated as of 9/30/89.(11)
10.14     SMC Assignment Agreement, dated as of 9/30/89.(11)
10.15     Coal Handling License, dated as of 9/30/89.(11)
10.16     License to SGI International, dated as of 9/30/89.(11)
10.17     License to Shell Mining Company, dated as of 9/30/89.(11)
10.18.1   First Amendment to License to Shell Mining Company, dated as of 5/01/95.(26)
10.19     ENCOAL/SGI Services Agreement, dated as of 7/18/90.(14)
10.20     SMC Services Agreement, dated as of 9/30/89.(11)
10.21     Accounting Procedures.(11)
10.22     Confidentiality Addendum.(11)
10.23     Addendum to Documents 10.19 through 10.29.(11)
10.24     Letter of Intent dated June 5, 1993, between Company & Shanxi Coal Bureau, China.(20)
10.25     Letter of Intent dated July 16, 1993, between Company & Fushun Coal Mine Administration, China. (20)
10.26     Letter of Intent dated January 28, 1994, between Company and Shandong Provincial Coal Bureau, and Comprehensive
          Utilization Corporation of Shandong Coal Industry, China.(21)
10.27     Acquisition Agreement dated as of September 8, 1995.(25)
10.28.1   Lending and Commitment Agreement dated as of September 8, 1995.(25)
10.28.2   First Amendment to Acquisition and Funding Agreement dated as of September 22, 1995.(25)
10.28.3   Second Amendment to Acquisition & Funding Agreement dated as of October 20, 1995. (24)

10.29     Technology Transfer Agreement (SGI/OCET) dated 3/17/95.(26)
10.29.1   First Amendment to Technology Transfer Agreement dated as of 5/15/95.(26)
10.29.2   Second Amendment to Technology Transfer Agreement dated as of August 25, 1996. (28)
10.30     Employment Agreement with Joseph A. Savoca dated as of June 12, 1995. (26)*
10.31     LFC Joint Venture Formation Agreement dated January 14, 1999, between Registrant and MLFC Corporation. (32)
10.32     Amended Operating Agreement dated January 14, 1999, between Registrant and MLFC Corporation. (32)
10.33     Amended License Agreement dated January 14, 1999, between Registrant and LFC Technologies, LLC. (32)
10.34     Amended and Restated Services Agreement dated January 14, 1999, between Registrant and MLFC Corporation and LFC
          Technologies, LLC. (32)
10.35     Security Agreement dated January 14, 1999, between Registrant and MLFC Corporation. (32)
18.1      Letter re: Change in Accounting Principles(4)
22.1      Subsidiaries(5)
23.1      Consent of J.H. Cohn LLP, Independent Auditors (30)
23.2      Consent of Ernst & Young LLP, Independent Auditors(30)
99.1      Agreement dated June 20, 1988(8)
99.2      Modification Agreement dated August 1, 1988(8)
99.3      Colstrip Notes(8)
99.4.1    Other Notes (Healy Alaska)(8)
99.5      LTI Agreement(8)
99.6      SGI/MOP General Release(8)
99.7      Creditor Releases(8)
99.8      SGIF/DOE/METC Agreement dated 9/20/91(17)

* Management contract or compensatory plan.

(1)  Incorporated by reference to the Registrant's Registration Statement on Form S-14 (File No. 2-93124) (the "Registration
     Statement") filed on September 6, 1984.
(2)  Incorporated by reference to Amendment No. 2 to the Registration Statement filed on April 24, 1985.
(3)  Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1985.
(4)  Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1986.
(5)  Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1987.
(6)  Incorporated by reference to Amendment No. 1 to the Registration Statement filed on December 31, 1984.
(7)  Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended September 30, 1987.
(8)  Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended June 30, 1988.
(9)  Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended
     March 31,1990.
(10) Incorporated by reference to Exhibit 10.18 (sic) in Report on Form 10-Q (File No. 2-93124) for the fiscal quarter ended September 30, 1990.
(11) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended March 31, 1990.
(12) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1988.
(13) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1989.
(14) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1990.
(15) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on
     December 1990.
(16) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on
     March 1, 1991.
(17) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1991.
(18) Incorporated by reference to Report on Form 8-K (File No. 2-93124) filed on January 15, 1993.
(19) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the l year ended December 31, 1992.
(20) Incorporated by reference to 1st Amendment to Form S-1 filed December 20, 1993.
(21) Incorporated by reference to 3rd Amendment to Form S-1 filed March 9, 1994.
(22) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1993.
(23) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31,1994.
(24) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1995.
(25) Incorporated by reference to Report on Form 8-K/A (File No. 2-93124) filed October 6, 1995.
(26) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1995.
(27) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1996.
(28) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 26, 1996.
(29) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-2 (File No. 2-93124) filed on January 23, 1998.
(30) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1997.
(31) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1998.
(32) Incorporated by reference to Exhibit 4 and 10 in Registration Statement on Form S-2 (File No. 2-93124) filed on
     February 4, 1999.

(b) Reports on Form 8-K.

The Company did not file a report on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report

(d) Financial Statement schedules for which provision has been made under the applicable regulations of the Securities and Exchange Commission have been omitted as they are either inapplicable; not required under the related instructions; or have been included in the financial statements, including the notes thereto.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 1999.

SGI INTERNATIONAL


By: /s/ Joseph A. Savoca
Joseph A. Savoca, Chairman/CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                  TITLE                                DATE


/s/ Joseph A. Savoca        Chief Executive Officer              March 17, 1999
______________________      Director, Chief Financial Officer
Joseph A. Savoca



/s/ James W. Mahler         Executive Vice President, Director   March 17, 1999
______________________
James W. Mahler



/s/ Ernest P. Esztergar     Director                             March 17, 1999
_______________________
Ernest P. Esztergar



/s/ Bernard V. Baus         Director                             March 17, 1999
_______________________
Bernard V. Baus



/s/ Norman Grant            Director                             March 17, 1999
_______________________
Norman Grant



/s/ William Harris          Director                             March 17, 1999
_______________________
William Harris



/s/ William A. Kerr         Director                             March 17, 1999
_______________________
William A. Kerr