Form 10QSB
period 1999-03-31
SGI INTERNATIONAL
filed 1999-05-14
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________

                         Commission File Number 2-93124


                               SGI International
       (Exact name of small business issuer as specified in its charter)


            Utah                                                33-0119035
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


          1200 Prospect Street, Suite 325, La Jolla, California 92037
                    (Address of principal executive offices)

                                 (619) 551-1090
                          (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes       [ ]  No

The number of shares of common stock, no par value, outstanding as of May 10, 1999, was 35,412,817.

Transitional Small Business Disclosure Format (Check one): [ ] Yes     [X] No

                               TABLE OF CONTENTS
                                  FORM 10-QSB


PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                              3

        Condensed Consolidated Statements of Operations                    4

        Condensed Consolidated Statement of Stockholders' Deficiency       5

        Condensed Consolidated Statements of Cash Flows                    6

        Notes to Condensed Consolidated Financial Statements               7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introductory Note                                                  12

        Results of Operations                                              13

        Liquidity and Capital Resources                                    14

        Year 2000                                                          16


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                         16

         ITEM 2. CHANGES IN SECURITIES                                     17

         ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                      17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

         ITEM 5. OTHER INFORMATION                                         17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          17


PART III. SIGNATURES                                                       18

                                 SGI INTERNATIONAL AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,       December 31,
                                                                             1999              1998
                                                                         (Unaudited)
========================================================================================================
ASSETS
Current assets:
  Cash                                                                  $   139,837      $   239,885
  Restricted time deposit                                                   402,500          402,500
  Receivable from TEK-KOL Partnership                                        78,479           78,479
  Trade accounts receivable, less allowance for doubtful
    accounts of $84,460                                                     268,356          229,759
  Costs and estimated earnings in excess of billings on contracts            50,093          275,967
  Inventories                                                                63,879           64,371
  Prepaid expenses and other current assets                                  69,777           83,283
--------------------------------------------------------------------------------------------------------
Total current assets                                                      1,072,921        1,374,244
--------------------------------------------------------------------------------------------------------

LFC Process related assets:
  Royalty rights, net                                                     1,178,438        1,257,000
  LFC cogeneration project, net                                             289,532          315,853
  Investment in LFC investees                                               491,232          490,232
  Notes receivable, net                                                     150,000          150,000
  Australia LFC project, net                                                      -           86,877
  LFC Process Control                                                        53,738            3,834
  Other technological assets, net                                            34,218           27,250
--------------------------------------------------------------------------------------------------------
                                                                          2,197,158        2,331,046

Property and equipment, net of accumulated
  depreciation of $1,023,393 and $920,941                                   670,932          766,695
Goodwill, net of accumulated amortization of $156,704 and $144,721          323,540          335,523
--------------------------------------------------------------------------------------------------------
                                                                        $ 4,264,551      $ 4,807,508
========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                      $   396,641      $   224,310
  Borrowings on line-of-credit                                              400,000          400,000
  Billings in excess of costs and estimated earnings on contracts            12,246          156,411
  Current maturities of long-term notes payable                           1,451,875          690,000
  12% convertible debentures                                              3,414,898        3,494,880
  Accrued salaries, benefits and related taxes                              288,525          139,486
  Payable to TEK-KOL Partnership                                            180,172          180,172
  Interest payable                                                          171,019          161,991
  Other accrued expenses                                                    124,930          189,487
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                 6,440,306        5,636,737

Long-term notes payable, less current maturities                            102,375          104,750
--------------------------------------------------------------------------------------------------------
Total liabilities                                                         6,542,681        5,741,487
--------------------------------------------------------------------------------------------------------

Commitments and contingencies

Mandatorily redeemable preferred stock $.01 par value liquidation
  value of $1,120,000 plus accumulated dividends (Note 6)                 1,035,739        1,449,348

Stockholders' deficiency
  Convertible preferred stock                                                   635              641
  Common stock                                                           47,209,782       45,688,545
  Paid-in capital                                                         7,269,599        8,258,140
  Accumulated deficit                                                   (57,793,885)     (56,330,653)
--------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                           (3,313,869)      (2,383,327)
--------------------------------------------------------------------------------------------------------
                                                                        $ 4,264,551      $ 4,807,508
========================================================================================================

See notes to condensed consolidated financial statements.

                                       SGI INTERNATIONAL AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


Three months ended March 31,                                          1999                  1998
=====================================================================================================
Revenues:
   Net sales                                                    $    683,508           $  1,088,912
   Other                                                              17,732                 12,647
-----------------------------------------------------------------------------------------------------
                                                                     701,240              1,101,559
-----------------------------------------------------------------------------------------------------
Expenses:
   Cost of sales                                                     476,218                786,600
   Engineering, research and consulting                              282,725                247,230
   Loss on investment in LFC investees                                     -                231,214
   Selling, general and administrative                               748,624                681,466
   Legal and accounting                                              158,672                185,766
   Depreciation and amortization                                     311,477                192,359
   Interest                                                          150,782                136,012
-----------------------------------------------------------------------------------------------------
                                                                   2,128,498              2,460,647
-----------------------------------------------------------------------------------------------------
Net loss                                                          (1,427,258)            (1,359,088)

Imputed preferred stock dividends and accretion on
   convertible and mandatorily redeemable preferred stock             35,974              1,312,519
-----------------------------------------------------------------------------------------------------
Net loss applicable to common stock                               (1,463,232)            (2,671,607)
=====================================================================================================
Net loss per common share - basic                               $      (0.06)          $      (0.25)
=====================================================================================================

Weighted average common shares outstanding                        24,530,552             10,768,073
=====================================================================================================

See notes to condensed consolidated financial statements.

                                     SGI INTERNATIONAL AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                (Unaudited)

                                           CONVERTIBLE
                                         PREFERRED STOCK          COMMON STOCK                                            TOTAL
                                         ---------------    ------------------------     PAID-IN     ACCUMULATED      STOCKHOLDERS'
                                         SHARES   AMOUNT      SHARES        AMOUNT       CAPITAL       DEFICIT         DEFICIENCY
===================================================================================================================================
Balances at December 31, 1998            64,044    $641     21,568,344   $45,688,545    $8,258,140    $(56,330,653)    $(2,383,327)
 Issuance of common stock for services                          60,000        15,000                                        15,000
 Issuance of common stock for
  convertible debentures                                       286,762        68,107                                        68,107
 Issuance of common stock for
  mandatorily redeemable preferred stock                     3,210,808       449,583                                       449,583
 Conversion of preferred stock             (584)     (6)     2,490,403       988,547      (988,541)                              -
 Accretion on mandatorily redeemable
  preferred stock                                                                                          (35,974)        (35,974)
 Net loss                                                                                               (1,427,258)     (1,427,258)
-----------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1999              63,460     $635     27,616,317   $47,209,782    $7,269,599    $(57,793,885)    $(3,313,869)
===================================================================================================================================



See notes to condensed consolidated financial statements.

                                      SGI INTERNATIONAL AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,                                         1999                1998
==================================================================================================
Operating activities:
Net loss                                                        $ (1,427,258)       $ (1,359,088)
Adjustments to reconcile net loss to net cash used
   in operating activities:
 Equity in net loss of LFC investees                                       -             231,214
 Depreciation and amortization                                       311,477             192,359
 Common stock issued for services                                     15,000              20,612
 Non-employee compensation expense on issuance of warrants                 -              18,300
 Changes in operating assets and liabilities:
  Receivable from TEK-KOL Partnership                                      -             (21,407)
  Trade accounts receivable                                          187,277            (430,921)
  Inventories                                                            492                 301
  Prepaid expenses and other current assets                           13,506             142,447
  Accounts payable                                                   172,331             106,088
  Billings in excess of costs and estimated
   earnings on contracts                                            (144,165)            525,607
  Accrued salaries, benefits and related taxes                       149,039             (58,116)
  Interest payable                                                     9,028                 (71)
  Other accrued expenses                                             (64,557)            (92,555)
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (777,830)           (725,230)
--------------------------------------------------------------------------------------------------
Investing activities:
LFC Process related assets:
  Additions to LFC Process controls and
   other technological assets                                        (49,904)                  -
  Investment in LFC investees                                         (1,000)            (21,333)
  Payable to TEK-KOL Partnership                                           -            (100,000)
Purchase of property and equipment                                    (9,692)           (115,044)
Other assets                                                          (9,247)             (3,116)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (69,843)           (239,493)
--------------------------------------------------------------------------------------------------
Financing activities:
  Payments of notes payable                                           (2,375)             (2,375)
  Proceeds from issuance of debt                                     750,000                   -
  Proceeds from issuance of common stock                                   -             156,800
  Proceeds from issuance of convertible preferred stock                    -           2,312,700
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            747,625           2,467,125
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     (100,048)          1,502,402
Cash at beginning of period                                          239,885             429,232
--------------------------------------------------------------------------------------------------
Cash at end of period                                           $    139,837        $  1,931,634
==================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    134,215        $    108,620
Supplemental disclosure of non-cash activities:
  Common stock issued for services                              $     15,000        $     20,612
  Conversion of preferred stock                                 $    988,547        $  1,794,107
  Common stock issued for convertible debentures                $     68,107        $          -
  Common stock issued for mandatorily redeemable
   preferred stock                                              $    449,583        $          -
==================================================================================================

See notes to condensed consolidated financial statements.

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

(1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International (the "Company") for the three months ended March 31, 1999, and 1998, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of March 31, 1999, and the consolidated results of operations and cash flows for the three months ended March 31, 1999, and 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements are prepared on a going concern basis. The recovery of amounts invested in the Company's principal assets, the LFC Process and OCET Process assets, is dependent upon the Company's ability to adequately fund its on-going development operations and capital contributions to its new joint venture LFC Technologies, LLC ("LFC Tech") with MLFC Corporation ("MLFC"), a wholly owned subsidiary of Mitsubishi Corporation. Furthermore, the ability to successfully bring both the LFC Process and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

Success in commercialization of the LFC Process and OCET Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of said arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC Process or OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC Process or OCET Process.

The Company had negative working capital of $5.4 million and an accumulated deficit of $57.8 million at March 31, 1999. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

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

The Company has the following wholly-owned subsidiaries at March 31, 1999:
Assembly & Manufacturing Systems, Inc. ("AMS"); OCET Corporation ("OCET"); and U.S. Clean Coal Refineries, Inc. ("USCCR"). AMS designs, manufactures and installs automated assembly equipment, and was acquired in October 1995. OCET was organized in February 1995 to research and develop the Opti-Crude Enhancement Technology, a process for further refining residual oil bottoms. USCCR was organized in October 1994 to market clean coal refinery project development programs.

(3) FINANCING TRANSACTIONS

During the three months ended March 31, 1999, the Company issued one note payable for $250,000 to one domestic accredited investor and five notes payable aggregating $500,000 to one foreign corporation pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. All notes are unsecured, have been extended prior to their original due dates, bear interest at a rate of 12% per annum and are due upon thirty days written demand, but no sooner than June 27, 1999. All notes payable, with interest accrued thereon, are payable in cash; except that the five notes due the foreign corporation aggregating $500,000 may be paid, at the Company's option in unrestricted common stock.

During the three months ended March 31, 1999, the Company issued 60,000 restricted common shares to two domestic individuals for services rendered, valued at approximately $15,000. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D.

(4) NET LOSS PER SHARE

Basic net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing the net loss available to common stockholders, preferred stock dividends and accretion of mandatorily redeemable preferred stock are deducted from the net loss. Preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted. Shares issuable upon conversion of preferred stock, convertible debentures and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 requires the disclosure of financial information on operating segments on the basis used by management in evaluating performance and deciding how to allocate resources. SFAS No. 131 supercedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The Company has adopted SFAS No. 131 as of December 31, 1998.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP generally requires that all start-up costs, as defined, be expensed as incurred. Any required adjustment, pursuant to SOP 98-5, are to be accounted for as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Entities adopting SOP 98-5 are not required to report the pro forma effects of retroactive application. SOP 98-5 is effective in 1999 and had no material impact on the Company's consolidated results of operations or related disclosures for the three months ended March 31, 1999.

(6) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

                                     March 31,       December 31,
                                       1999             1998
=================================================================
Office furniture and fixtures      $   114,000      $   118,000
Laboratory equipment                 1,018,000        1,018,000
Machinery and equipment                126,000          123,000
Computer equipment                     382,000          377,000
Leasehold improvements                  54,000           52,000
-----------------------------------------------------------------
                                     1,694,000        1,688,000
Less accumulated depreciation       (1,023,000)        (921,000)
-----------------------------------------------------------------
  Net property and equipment       $   671,000      $   767,000
=================================================================

Mandatorily Redeemable Preferred Stock

The difference between the estimated fair value of the redeemable preferred shares at their issue date and the mandatory redemption amount is being ratably accreted, over the two-year term of the Series 98C Preferred Stock, by charges to accumulated deficit. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are converted by the holders prior to the redemption date. Mandatorily redeemable preferred stock activity comprises the following:

                                     March 31,      December 31,
                                       1999             1998
================================================================
Balance at beginning of period     $ 1,449,000     $         -

Issuance of preferred stock                  -       1,413,000
Conversion to common stock            (449,000)              -
Accretion of amounts payable
  upon redemption                       36,000          36,000
----------------------------------------------------------------
Balance at end of period           $ 1,036,000     $ 1,449,000
================================================================

(7) SEGMENT REPORTING

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted in 1998. The Company identifies its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States, however, through its various collaborative arrangements (formerly with TEK-KOL and now with Mitsubishi Corporation) the Company will continue to market the LFC Process technology on an international basis. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales or transfers.


Three months ended                    Automated          LFC            OCET
March 31, 1999                        Assembly         Process        Process        Corporate           Total
===============================================================================================================
1999
Revenues                            $  559,000      $  125,000      $  10,000       $   7,000      $   701,000
Net loss                              (168,000)        (90,000)      (347,000)       (822,000)      (1,427,000)
Identifiable assets, net             1,032,000       2,163,000        554,000         515,211        4,265,000
Depreciation & Amortization             29,000         192,000         87,000           3,000          311,000
Engineering, research and
 consulting expenditures                     -          23,000        260,000               -          283,000
Interest expense                         1,000               -              -         150,000          151,000
---------------------------------------------------------------------------------------------------------------
1998
Revenues                             1,089,000               -              -          13,000        1,102,000
Net profit (loss)                       68,000        (340,000)      (304,000)       (783,000)      (1,359,000)
Equity in operations of investee             -        (231,000)             -               -         (231,000)
Identifiable assets, net             1,971,000       2,419,000        671,000       2,057,000        7,118,000
Depreciation & Amortization             24,000         112,000         53,000           3,000          192,000
Engineering, research and
  consulting expenditures                    -               -        247,000               -          247,000
Interest expense                             -               -              -         136,000          136,000
===============================================================================================================

(8) INVESTMENT IN LFC JOINT VENTURES

Effective January 14, 1999, the Company entered into a number of agreements with MLFC, a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC regarding the LFC Process. The Company and MLFC entered into a LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement, Services Agreement and Security Agreement with the purpose of further developing the LFC Process and licensing its use in proposed LFC Process plants.

The LFC Joint Venture Formation Agreement between the Company and MLFC provides for the formation of a limited liability company called LFC Technologies, LLC ("LFC Tech") to conduct research and development activities relating to the LFC Process, for MLFC to market the LFC Process outside the U.S. and for the Company to market the LFC Process inside the U.S. The Company accounts for its investment in LFC Tech using the equity method. Accordingly, the Company's portion of the quarterly loss on investment in LFC investee, of $125,000, has been eliminated against $125,000 of service revenues, as if the joint venture were consolidated.

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

The Operating Agreement, as amended between MLFC and the Company, governs the management of the new joint venture company, LFC Tech, and is for a term extending through January 14, 2001. The purpose of LFC Tech is to conduct research and development activities with respect to the LFC Process and other approved business. The Company and MLFC each must contribute $125,000 every three months for two years to LFC Tech. Each will have a 50 percent interest in profits and losses of the business operated by LFC Tech which is managed by two managers, one from the Company and one from MLFC. Upon the occurrence of certain "milestone" events, MLFC and the Company shall determine by mutual agreement the terms and conditions for forming a new company ("Newco") to hold the LFC patents and related technology and MLFC will be required to pay to the Company $4.0 million for the transfer of the exclusive license for the LFC Process into Newco ("Transfer Payment"). The Transfer Payment is to be paid to the Company only on the first to occur of the following: (1) the start of construction or receipt of an irrevocable commitment to start with construction of an LFC plant with a minimum capacity of 15,000 tons per day; (2) the receipt by MLFC of at least $4.0 million in connection with the admission of a new equity participant into Newco, and the licensing or royalties from one or more LFC plants; or (3) such other conditions as the parties agree. In addition, the Transfer Payment is also conditioned on all of the following: (a) MLFC and the Company entering into a shareholders' agreement satisfactory to both parties; (b) the Company has obtained and transferred to Newco the entire ownership, subject to an adjustment provision in the event less than the entire ownership is transferred, in the LFC Process and improvements, free of liens or encumbrances; (c) through the formation of Newco, MLFC acquires a 50 percent equity interest in the LFC Process and improvements; and (d) the Company grants to MLFC exclusive rights to manufacture and sell new plants incorporating the LFC Process and related improvements and to use or to grant to third parties sublicenses to use or grant the LFC Process and improvements.

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

(9) SUBSEQUENT EVENTS

On April 22, 1999, the Company executed an agreement (the "Acquisition Agreement") with Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly owned subsidiaries of AEI Resources ("AEI") to purchase Bluegrass' 50% interest in the Liquids From Coal ("LFC") Process; the ENCOAL corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build an LFC plant near Gillette, Wyoming; and all other tangible and intangible LFC assets.

The consideration to be paid by the Company for the acquisition of the above described assets consists of a $2 million dollar promissory note with interest thereon at the prime rate due in five years, the waiver of a $1.13 million invoice due Mitsubishi Heavy Industries by Bluegrass and the assumption of obligations attendant to ownership of ENCOAL Corporation. The acquisition also calls for a release of all claims between the parties and finalizes the dissolution of the TEK-KOL Partnership.

The closing of the acquisition is conditioned upon, among other things, the financing of certain improvements to the ENCOAL plant, the completion of both fuel supply and product sale agreements, the assumption or waiver of certain bond obligations, the waiver of the $1.13 million invoice due Mitsubishi Heavy Industries by Bluegrass and certain other conditions specified in the agreement.

The assets to be acquired by the Company have been used to provide upgraded coal and coal liquids to various utilities and industrial customers. The Company intends to obtain project financing for various planned upgrades to the facility and continue the use of the assets to produce both PDF and CDL for sale to utilities, manufacturers and chemical producers. There can be no assurance that any financing will be obtained, that the Company will complete the acquisition or if completed that it will generate any revenue or profits for the Company.

(10) RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations, cash flows or stockholders' equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                               INTRODUCTORY NOTE

This Quarterly Report on Form 10-QSB contains statements relative to (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management and (vi) the need for and availability of additional financing which may be considered "forward looking statements."

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-QSB, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

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

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31,
1998.

Net Loss per Common Share. Basic net loss per common share for the period ended March 31, 1999, decreased approximately $0.07 per share over the same prior year period after excluding the effect of non-recurring imputed dividends. The 1998, imputed dividend of approximately $0.12 per common share is primarily associated with the issuance of convertible preferred stock. Also see Note 4 "Net Loss per Share" to the condensed consolidated financial statements. The decrease in basic net loss per share for the current three month period is attributable to an increase in the weighted average number of common shares outstanding and a net loss increase before imputed dividends of approximately $68,000 over the prior three month period.

Sales and Cost of Sales. Sales and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Sales and cost of sales for the three months ended March 31, 1999, decreased 37% and 39%, respectively, over 1998. The Company believes that the decline in sales is primarily the result of a general slowdown in demand for automated assembly equipment to its high-tech sector. Although the Company experienced an unanticipated decrease in sales to the automotive sector it believes that the decrease is due to a delay in orders from two of its larger customers. The Company anticipates that sales to this sector will continue to be lower than 1998's levels through the third quarter of 1999. The continuing weakness of the high-tech sector which began in 1998 as a result of the turmoil in the Asian financial markets continued into 1999 and the projected length and severity of the slowdown to this sector is unknown at this time. Offsetting in part the decrease in to the automotive and high-tech sectors, AMS experienced a 25% increase in sales to the medical sector over the same prior year period primarily due to sales to one customer. Sales to this sector are projected to remain approximately the same for 1999. Gross margin as a percentage of sales decreased from 28% in 1998 to 16% in 1999 primarily as a result of reduced business volume.

The decrease in revenues experienced by the Company's automated assembly segment was partially offset by $125,000 of revenues derived from the Company's services agreement with LFC Tech, it's joint venture with MLFC.

Other Income. Other income for the three months ended March 31, 1999, remained substantially unchanged over the same prior year period.

Loss on Investment in LFC Investees. The Company's share of the losses for its LFC joint ventures (TEK-KOL and LFC Tech) for the three months ended March 31, 1999, decreased 100% over the same prior year period. The decrease is primarily attributable to the termination of the TEK-KOL

Partnership and the partners of LFC Tech agreeing to perform certain services for the joint venture at their own expense, without pass through to the partnership. Engineering, Research and Consulting Expenses. Engineering, research and development expenses for the three months ended March 31, 1999, increased 14% over the same prior year period. The increase is primarily attributable to an increase in expenses at the OCET laboratory as the Company continues operation of its process development unit (the "PDU") which began operation in the third quarter of 1998.

Selling General and Administrative Expenses. Selling general and administrative expense for the three months ended March 31, 1999, increased 10% over the same prior year period. The increase is primarily related to the Company's opening of a marketing office in Denver, Colorado, which occurred in the third quarter of 1998 and an increase in executive personnel. The increase was partially offset by a reduction in expenses related to public relations and financial consultants. Selling, general and administrative expenses for AMS remained relatively unchanged over the same prior year period.

Legal and Accounting Expenses. Legal and accounting expenses for the three months ended March 31, 1999, decreased 15% over the same prior year period. The decrease is related primarily to legal expenses incurred in preparing and filing the Company's Form S-2 with the Securities and Exchange Commission in 1998.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three months ended March 31, 1999, increased 62% over the same prior year period due primarily to the Company's PDU being placed in service in the third quarter of 1998 and construction of additional equipment at the Company's OCET laboratory. In addition, the Company incurred a non-recurring charge of approximately $80,000 related primarily to the write-off of start-up costs pertaining to its Australian LFC project.

Interest Expense. Interest expense for the three months ended March 31, 1999, increased 11% over the same prior year period. The increase is the result of the issuance of additional notes payable (see Note 3).

                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had assets totaling $4.3 million, including restricted cash of $0.4 million, and a working capital deficiency of $5.4 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of March 31, 1999. Current notes payable, convertible debentures, and associated accrued interest aggregating $5.0 million primarily due prior to September 30, 1999, contribute to the Company's working capital deficiency at March 31, 1999. Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at March 31, 1999. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency should be satisfied through future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the three month period ended March 31, 1999, increased 7% over 1998. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $1.4 million, for both the three month periods ended March 31, 1999, and 1998. These losses were incurred primarily as a result of the Company's administrative and technology development activities.

The Company's investing activities amounted to a use of funds of approximately $70,000 and $239,000 for the three month period ended March 31, 1999, and 1998, respectively. This represents a 71% decrease in investing activities over 1998. The decrease is primarily attributable to the Company's reduced investment in the now terminated TEK-KOL partnership and reduced expenditures for OCET's Process Development Unit which was substantially completed in the third quarter of 1998.

For the three months ended March 31, 1999, the Company's investing activities consisted primarily in the acquisition and construction of equipment at the OCET laboratory; and the acquisition of LFC Process equipment. Additional capital contributions to the TEK-KOL Partnership are expected to be required from time to time prior to its final pending dissolution. The Company is required to contribute one-half of any such required capital contributions. Management presently estimates that the Company may be required to contribute approximately $250,000 in 1999 for past operations and dissolution related expenditures. In addition, the Company, as of January 14, 1999, has entered into a joint venture with MLFC a wholly-owned subsidiary of Mitsubishi Corporation. (See Note 8 of the notes to condensed consolidated financial statements.) In accordance with the joint venture agreement, the Company anticipates expenditures of approximately $500,000 for 1999. This joint venture funding requirement is anticipated to be offset by the receipt of $1.0 million from the joint venture in accordance with a service agreement executed by the parties. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. In 1999 the Company is projecting capital expenditures for equipment at OCET and AMS to remain consistent with prior years. On April 22, 1999, the Company entered into an agreement to conditionally acquire the ENCOAL Corporation and LFC demonstration plant, among other assets, from subsidiaries of AEI. (See Note 9 to the condensed consolidated financial statement.) Assuming completion of the acquisition, for which there is no assurance, the Company will have assumed various obligations in excess of $3.5 million and obtained assets which it believes are of equal or greater value. The Company intends to make improvements and obtain project financing estimated at $10 million.
Other than the previously described acquisition, the Company does not have material commitments for capital expenditures as of March 31, 1999.

The Company's financing activities raised approximately $0.75 million (see Note 3 to the condensed consolidated financial statements) for the three month period ended March 31, 1999, versus $2.5 million for the same prior year period. These funds were raised primarily through the private placement of debt securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

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


                           PART II.OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. The Company is a named party in the Walsh vs. AMS case, filed on September 7, 1997, in the San Diego Superior Court. The Walsh case relates to events occurring prior to the acquisition of AMS by the Company. The lawsuit asserts claims, for among other things, breach of contract relating to a loan of approximately $300,000. AMS has filed an answer denying liability and the case in currently in trial. In the opinion of the Company, the pending litigation, if adversely decided, should not have a material adverse effect on the Company.

On October 26, 1998, AMS filed a lawsuit against Anatol Automation and Anatol Manufacturing in Orange County Superior Court. The lawsuit seeks approximately $600,000 in compensatory damages and in excess of $2,000,000 in punitive damages for interference with advantageous business relationships, interference with contract, and appropriation of trade secrets in violation of the California Uniform Trade Secret Act. Anatol has denied any wrong doing and the case is currently in discovery.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 1999, the Company issued 60,000 restricted common shares to two domestic individuals for services rendered, valued at approximately $15,000. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the investors and legends were placed on the certificates.

During the three months ended March 31, 1999, the Company issued one note payable for $250,000 to one domestic accredited investor and five notes payable aggregating $500,000 to one foreign corporation pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. All notes are unsecured, have been extended prior to their original due dates, bear interest at a rate of 12% per annum and are due upon thirty days written demand, but no sooner than June 27, 1999. All notes payable, with interest accrued thereon, are payable in cash; except that the five notes due the foreign corporation aggregating $500,000 may be paid, at the Company's option in unrestricted common stock.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[NONE]

ITEM 5. OTHER INFORMATION

[NONE]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Promissory note dated January 28, 1999, for $250,000 payable to Ben Reppond.(1)

4.2 Form of promissory notes payable to Settondown Capital International, Ltd.(1)

27.1 Financial Data Schedule.(1)
----------------

(1) Filed herewith.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                              PART III. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its Behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL


/s/ Joseph A. Savoca                         May 14, 1999
-----------------------------
Joseph A. Savoca,
Chief Executive Officer
and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Joseph A. Savoca                         May 14, 1999
-----------------------------
Joseph A. Savoca,
Chief Executive Officer
and Chairman of the Board