Form 10QSB
period 1999-06-30
SGI INTERNATIONAL
filed 1999-08-13
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

[ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________

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

                                 (858) 551-1090
                          (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [X] Yes         [ ] No

The number of shares of common stock, no par value, outstanding as of August 10, 1999, was 42,722,981.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                               TABLE OF CONTENTS
                                  FORM 10-QSB



PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                            3

          Condensed Consolidated Statements of Operations                  4

          Condensed Consolidated Statement of Stockholders' Deficiency     5

          Condensed Consolidated Statements of Cash Flows                  6

          Notes to Condensed Consolidated Financial Statements             7


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Introductory Note                                                14

          Results of Operations                                            14

          Liquidity and Capital Resources                                  16

          Year 2000                                                        18

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT           18
                  MARKET RISK

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                        18

          ITEM 2. CHANGES IN SECURITIES                                    19

          ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                     20

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      20

          ITEM 5. OTHER INFORMATION                                        21

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         21


PART III. SIGNATURES                                                       22



                       SGI INTERNATIONAL AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,          December 31,
                                                                                          1999                1998
                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash                                                                               $  343,809         $  239,885
    Restricted time deposit                                                               402,500            402,500
    Receivable from LFC Investees                                                         203,479             78,479
    Trade accounts receivable, less allowance for doubtful accounts of $79,460            538,322            229,759
    Costs and estimated earnings in excess of billings on contracts                        17,190            275,967
    Inventories                                                                            63,121             64,371
    Prepaid expenses and other current assets                                              68,019             83,283
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    1,636,440          1,374,244
------------------------------------------------------------------------------------------------------------------------

LFC Process related assets:
    Royalty rights, net                                                                 1,099,875          1,257,000
    LFC cogeneration project, net                                                         263,211            315,853
    Investment in LFC Investees                                                           491,222            490,232
    Notes receivable, net                                                                 150,000            150,000
    Australia LFC project, net                                                                  -             86,877
    LFC Process Control, net                                                               83,031              3,834
    Other technological assets, net                                                        31,938             27,250
------------------------------------------------------------------------------------------------------------------------
                                                                                        2,119,277          2,331,046
Property and equipment, net of accumulated
        depreciation of $1,129,056 and $920,941                                           573,980            766,695
Goodwill, net of accumulated amortization of $168,687 and $144,721                        311,557            335,523
------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 4,641,254        $ 4,807,508
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                                                  $   743,637         $  224,310
    Borrowings on line-of-credit                                                          400,000            400,000
    Billings in excess of costs and estimated earnings on contracts                       454,838            156,411
    Current maturities of long-term notes payable                                       1,501,875            690,000
    12% convertible debentures                                                          3,414,898          3,494,880
    Accrued salaries, benefits and related taxes                                          421,986            139,486
    Payable to LFC Investees                                                              305,172            180,172
    Interest payable                                                                      174,751            161,991
    Other accrued expenses                                                                279,139            189,487
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               7,696,296          5,636,737

Long-term notes payable, less current maturities                                          125,000            104,750
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       7,821,296          5,741,487
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Mandatorily redeemable preferred stock $.01 par value liquidation
    value of $377,960 plus accumulated dividends (Note 6)                                 376,549          1,449,348

Stockholders' deficiency:
    Convertible preferred stock                                                               635                641
    Common stock                                                                       48,543,265         45,688,545
    Paid-in capital                                                                     7,268,813          8,258,140
    Accumulated deficit                                                               (59,369,304)       (56,330,653)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                         (3,556,591)        (2,383,327)
------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 4,641,254        $ 4,807,508
------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


                                              SGI INTERNATIONAL AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                   Three months                             Six months
                                                                  ended June 30,                          ended June 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                             1999               1998                1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Net sales                                            $ 767,976        $ 1,500,276          $1,451,484        $ 2,589,188
    Other                                                   13,157             14,691              30,889             27,338
-------------------------------------------------------------------------------------------------------------------------------
                                                           781,133          1,514,967           1,482,373          2,616,526

Expenses:
    Cost of sales                                          438,619          1,191,510             914,837          1,978,110
    Engineering, research and consulting                   525,962            258,946             808,687            506,176
    Loss from investment in LFC Investees                        -            196,075                   -            427,289
    Selling, general and administrative                    867,843            796,728           1,616,467          1,478,194
    Legal and accounting                                   167,474            167,792             326,145            353,558
    Depreciation and amortization                          231,028            195,516             542,506            387,875
    Interest                                               161,566            324,870             312,348            460,882
-------------------------------------------------------------------------------------------------------------------------------
                                                         2,392,492          3,131,437           4,520,990          5,592,084
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                               $(1,611,359)       $(1,616,470)        $(3,038,617)       $(2,975,558)

Imputed preferred stock dividends and
       accretion on convertible and
       mandatorily redeemable preferred stock               36,382                  -              36,382          1,312,519
-------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                    $(1,647,741)       $(1,616,470)        $(3,074,999)       $(4,288,077)
-------------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic                      $     (0.05)       $     (0.12)        $     (0.10)       $     (0.36)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common
     shares outstanding                                 35,193,496         13,292,754          29,891,480         12,037,388
-------------------------------------------------------------------------------------------------------------------------------




See notes to condensed consolidated financial statements.

                                                      SGI INTERNATIONAL AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                  (Unaudited)

                                          Convertible
                                        Preferred Stock           Common Stock
                                      ------------------      ---------------------                                      Total
                                       Shares     Amount      Shares         Amount         Paid-In     Accumulated   Stockholders'
                                                                                            Capital        Deficit     Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998                64,044     $ 641     21,568,344   $45,688,545  $ 8,258,140  $(56,330,653)  $(2,383,327)
   Issuance of common stock
     for cash                                                      5,667,584       645,500                                  645,500
   Issuance of commom stock
     for convertible debentures                                      286,762        68,107                                   68,107
   Issuance of common stock for
     mandatorily redeemable preferred stock                       10,860,637     1,072,833                                1,072,833
   Issuance of commom stock for services                             271,208        39,075                                   39,075
   Conversion of preferred stock               (606)       (6)     2,492,204     1,029,205  (1,029,199)                           -
   Issuance of warrants to purchase
     common stock to non-employees                                                              18,765                       18,765
   Accretion adjustment for mandatorily
     redeemable preferred stock, net of
     conversions                                                                                                 (34)           (34)
   Interest expense related to issuance of
     warrants                                                                                   21,107                       21,107
    Net Loss                                                                                              (3,038,617)    (3,038,617)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1999                     63,438    $ 635    41,146,739    $48,543,265  $7,268,813  $(59,369,304)   $(3,556,591)
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                          SGI INTERNATIONAL AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

Six months ended June 30,                                                            1999                  1998
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                                         $(3,038,617)          $(2,975,558)
Adjustments to reconcile net loss to net
      cash used in operating activities:
   Equity in net loss of LFC Investees                                                     -               427,289
   Depreciation and amortization                                                     542,506               387,875
   Common stock issued for interest, services,
      and other operating activities                                                  39,075               128,180
   Non-employee compensation expense on issuance of warrants                          18,765                44,640
   Imputed and accured interest on warrants issued to note holders                    21,107               188,033
   Changes in operating assets and liabilities:
      Receivable from LFC Investees                                                        -               (42,514)
      Trade accounts receivable                                                      (49,786)             (189,508)
      Inventories                                                                      1,250                   520
      Other current assets                                                            15,264               161,770
      Accounts payable                                                               519,327               320,420
      Billings in excess of costs and estimated
         earnings on contracts                                                       298,427               (87,802)
      Accrued salaries, benefits and related taxes                                   282,500               (49,562)
      Interest payable                                                                12,760                  (142)
      Other accrued expenses                                                          89,652              (102,007)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (1,247,770)           (1,788,366)
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
LFC Process related assets:
   Additions to LFC Process controls and other
        technological assets                                                         (85,419)                    -
   Investment in LFC Investees                                                          (990)             (441,000)
   Payable to LFC Investees                                                                -              (100,000)
Purchase of property and equipment                                                   (18,400)             (264,892)
Other assets                                                                          (9,247)               (3,817)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (114,056)             (809,709)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
   Payments of notes payable                                                          (4,750)               (4,750)
   Proceeds from issuance of debt                                                    825,000                     -
   Proceeds from issuance of common stock                                            645,500               159,800
   Proceeds from issuance of preferred stock                                               -             2,313,200
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,465,750             2,468,250
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      103,924              (129,825)
Cash at beginning of period                                                          239,885               429,232
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $  343,809            $  299,407
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Interest paid                                                                  $  264,715            $  229,372
Supplemental disclosure of non-cash activities:
   Common stock issued for services                                               $   39,075            $  128,180
   Conversion of preferred stock                                                  $1,029,205            $2,831,749
   Common stock issued for convertible debentures                                 $   68,107                     -
   Common stock issued for mandatorily redeemable preferred
       stock                                                                      $1,072,833                     -
-----------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

(1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International (the "Company") for the three and six month periods ended June 30, 1999, and 1998, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of June 30, 1999, and the consolidated results of operations and cash flows for the six months ended June 30, 1999, and 1998. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements are prepared on a going concern basis. The recovery of amounts invested in the Company's principal assets, the LFC Process and OCET Process assets, is dependent upon the Company's ability to adequately fund its on-going development operations including capital contributions to its new joint venture LFC Technologies, LLC ("LFC Tech") with MLFC Corporation ("MLFC"), a wholly owned subsidiary of Mitsubishi Corporation. Furthermore, the ability to successfully bring both the LFC Process and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

Success in commercialization of the LFC Process and OCET Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance that any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of said arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC Process or OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC Process or OCET Process.

The Company had negative working capital of $6.1 million and an accumulated deficit of $59.4 million at June 30, 1999. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

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

The Company has the following wholly-owned subsidiaries at June 30, 1999:
Assembly & Manufacturing Systems, Inc. ("AMS"); OCET Corporation ("OCET"); and U.S. Clean Coal Refineries, Inc. ("USCCR") which is currently inoperative. AMS designs, manufactures and installs automated assembly equipment, and was acquired in October 1995. OCET was organized in February 1995 to research and develop the Opti-Crude Enhancement Technology, a process for further refining residual oil bottoms. USCCR was organized in October 1994, to market clean coal refinery project development programs.

(3) FINANCING TRANSACTIONS

During the three month period ended June 30, 1999, the Company extended the due dates on $750,000 of notes payable due June 27, 1999, to August 16, 1999. Additionally, the Company granted two warrants to purchase 200,000 shares of common stock, to the holder of five notes payable aggregating $500,000, for accrued interest through June 27, 1999, valued at $21,107. The warrants are exercisable one year from the date of grant. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. One warrant to purchase 150,000 shares of common stock may be exercised at $0.16 per share and another warrant to purchase 50,000 shares of common stock may be exercised at $0.18 per share.

During the three month period ended June 30, 1999, the Company issued additional incentive stock options, at fair market value pursuant to its 1996 Omnibus Stock Plan. The incentive options are exercisable for a total of 685,000 shares of common stock at $0.125 per share, the closing bid price on the grant date, to employees of the Company. The options were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. The options shall expire on April 1, 2004.

On April 1, 1999, the Company as provided in related service or consulting agreements, granted twelve warrants to purchase an aggregate of 275,000 common shares, to five directors and seven consultants for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. In connection therewith, the Company recorded compensation expense to non-employees of approximately $9,720. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable one year from the grant date at $0.125 per share.

On April 8, 1999 the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares, to one consultant for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $2,160. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the grant date at $0.105 per share.

On April 15, 1999, the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 50,000 common shares, to one consultant for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $4,725. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the grant date at $0.08 per share.

On May 18, 1999, the Company, as provided in related service or consulting agreements, granted five warrants to purchase an aggregate of 358,000 common shares, to five officers and directors for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $2,160 for the warrants granted to outside directors. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrants are exercisable one year from the grant date at $0.12 per share.

On June 24, 1999, the Company in keeping with the intent of a previous settlement agreement with the two purchasers of the 97D preferred shares, agreed to extend the expiration date of six warrants to purchase an aggregate of 676,923 common shares, from September 30, 1999, to January 31, 2000. The warrants are currently exercisable at a price of $2.44 per share.

During the three month period ended June 30, 1999, the Company raised $560,500 through the issuance of 5,142,794 restricted common shares to thirteen accredited investors . These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. In connection therewith the Company issued an aggregate of 211,208 shares of restricted common stock valued at $24,075 to two individuals, Mr. J. Russo and Ms. K. Davis, as compensation for placement agent services.

(4) NET LOSS PER SHARE

Basic net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing the net loss available to common stockholders, preferred stock dividends and accretion of mandatorily redeemable preferred stock are deducted from the net loss. Preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and thefair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted. Shares issuable upon conversion of preferred stock, convertible debentures and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP generally requires that all start-up costs, as defined, be expensed as incurred. Any required adjustments, pursuant to SOP 98-5, are to be accounted for as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." Entities adopting SOP 98-5 are not required to report the pro forma effects of retroactive application. SOP 98-5 is effective in 1999 and had no material impact on the Company's consolidated results of operations or related disclosures for the six months ended June 30, 1999.

(6) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

                                                  June 30,        December 31,
                                                    1999               1998
-------------------------------------------------------------------------------------

Office furniture and fixtures                  $   121,000        $  118,000
Laboratory equipment                             1,020,000         1,018,000
Machinery and equipment                            126,000           123,000
Computer equipment                                 382,000           377,000
Leasehold improvements                              54,000            52,000
-------------------------------------------------------------------------------------
                                                 1,703,000         1,688,000
Less accumulated depreciation                   (1,129,000)         (921,000)
-------------------------------------------------------------------------------------
Net property and equipment                     $   574,000        $  767,000
-------------------------------------------------------------------------------------


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

                                                  Six Months
                                                    Ended         Year-Ended
                                                   June 30,       December 31,
                                                     1999             1998
------------------------------------------------------------------------------------
Balance at beginning of period                  $ 1,449,000       $         -

Issuance of preferred stock                               -         1,413,000
Conversion to common stock                       (1,073,000)                -
Accretion of amounts payable
     upon redemption                                      -            36,000
------------------------------------------------------------------------------------
Balance at end of period                        $   376,000       $ 1,449,000
------------------------------------------------------------------------------------

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


Three months ended                     Automated            LFC             OCET
June 30                                 Assembly          Process         Process        Corporate        Total
--------------------------------------------------------------------------------------------------------------------
1999
Revenues                              $  374,000          $ 375,000     $  19,000        $  13,000    $   781,000
Net loss                                (322,000)            (4,000)     (330,000)        (955,000)    (1,611,000)
Equity in operations of investee               -                  -             -               -               -
Depreciation & Amortization               29,000            112,000        87,000            3,000        231,000
Engineering, research and
    consulting expenditures                    -            268,000       258,000                -        526,000
Interest expense                               -                  -             -          162,000        162,000

--------------------------------------------------------------------------------------------------------------------

1998
Revenues                               1,492,000                  -        10,000           13,000      1,515,000
Net profit (loss)                         45,000           (340,000)     (276,000)      (1,045,000)    (1,616,000)
Equity in operations of investee               -           (196,000)            -                -       (196,000)
Depreciation & Amortization               27,000            112,000        53,000            3,000        195,000
Engineering, research and
    consulting expenditures                    -             29,000       230,000                -        259,000
Interest expense                               -                  -             -          325,000        325,000

--------------------------------------------------------------------------------------------------------------------




Six months ended                       Automated            LFC             OCET
June 30                                 Assembly          Process         Process        Corporate        Total
--------------------------------------------------------------------------------------------------------------------
1999
Revenues                               $ 933,000          $ 500,000     $  29,000      $    20,000    $ 1,482,000
Net loss                                (489,000)           (94,000)     (677,000)      (1,778,000)    (3,038,000)
Equity in operations of investee               -                  -             -                -              -
Depreciation & Amortization               58,000            303,000       174,000            8,000        543,000
Engineering, research and
    consulting expenditures                    -            291,000       518,000                -        809,000
Interest expense                           1,000                  -             -          311,000        312,000
--------------------------------------------------------------------------------------------------------------------

1998
Revenues                               2,581,000                  -        10,000           26,000      2,617,000
Net profit (loss)                        113,000           (680,000)     (580,000)      (1,829,000)    (2,976,000)
Equity in operations of investee               -           (427,000)            -                -       (427,000)
Depreciation & Amortization               51,000            224,000       106,000            7,000        388,000
Engineering, research and
    consulting expenditures                    -             29,000       477,000                -        506,000
Interest expense                               -                  -             -          461,000        461,000

--------------------------------------------------------------------------------------------------------------------

Total Assets by Segment                                 June 30, 1999           December 31,
                                                                                    1998
                                                       ----------------       -----------------
Identifiable assets, net
   Automated Assembly                                    $ 1,290,000             $ 1,303,000
   LFC Process                                             2,087,000               2,331,000
   OCET Process                                              486,000                 632,000
   Corporate                                                 778,000                 542,000
------------------------------------------------------------------------------------------------
Total                                                    $ 4,641,000             $ 4,808,000
------------------------------------------------------------------------------------------------

(8) INVESTMENT IN LFC JOINT VENTURES

In January of this year, the Company entered into a number of agreements with MLFC, a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC regarding the LFC Process. The Company and MLFC entered into a LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement, Services Agreement and Security Agreement with the purpose of further developing the LFC Process and licensing its use in proposed LFC Process plants.

The Operating Agreement, as amended between MLFC and the Company, governs the management of the new joint venture company, LFC Tech, and is for a term extending through January 14, 2001. The purpose of LFC Tech is to conduct research and development activities with respect to the LFC Process and other approved business. The Company and MLFC each must contribute $125,000 every three months for two years to LFC Tech. Each will have a fifty percent interest in profits and losses of the business operated by LFC Tech which is managed by two managers, one from the Company and one from MLFC. The Amended and Restated Services Agreement between MLFC, LFC Tech and the Company provides that the Company will provide certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing engineering work. The Services Agreement is for a minimum period of two years and provides a fixed payment to the Company of $1.0 million per year, payable $250,000 per quarter after an initial payment of $250,000 upon execution of the agreement. Accordingly, the Company's portion of the quarterly loss on investment in LFC investee has been eliminated against service revenues, as if the joint venture were consolidated.

(9) RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1999, the Company issued one 12% note payable with a face value of $50,000 to one outside director for $50,000. The principal and interest on the note payable are both due on November 15, 1999. This security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D.

During the three month period ended June 30, 1999, the Company issued one 12% note payable with a face value of $25,000 and a warrant to purchase 17,500 shares of common stock to one outside director for $25,000. The note bears simple interest which is payable quarterly, at the Company's option, in cash or restricted common stock. In the event the Company elects to distribute common stock, the price of the common stock used to determine the number of shares to be issued will be the greater of (a) the average stock price for the last ten trading days of each quarter or (b) $0.25 per share. The principal of the note payable is due on April 23, 2001, in cash. The warrant is exercisable one year from the date of grant at a price of $0.12 per share. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. In addition, the Company issued 524,790 shares of restricted common stock to this director in return for $85,000 in cash. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D.

(10) PENDING ASSET ACQUISITION

As previously reported, on April 22, 1999, the Company executed an agreement (the "Acquisition Agreement") with Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly owned subsidiaries of AEI Resources ("AEI") to purchase Bluegrass' fifty percent interest in the Liquids From Coal ("LFC") Process; the ENCOAL Corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build an LFC plant near Gillette, Wyoming; and all other tangible and intangible LFC assets.

The consideration to be paid by the Company for the acquisition of the above described assets consists of a $2.0 million dollar promissory note with interest thereon at the prime rate due in five years, the waiver of a $1.13 million invoice due Mitsubishi Heavy Industries by Bluegrass and the assumption of obligations attendant to ownership of ENCOAL Corporation. The acquisition also calls for a release of all claims between the parties and finalizes the dissolution of the TEK-KOL Partnership.

The closing of the acquisition is conditioned upon, among other things, the financing of certain improvements to the ENCOAL plant, currently estimated at $10 million, the completion of both fuel supply and product sale agreements, the assumption or waiver of certain bond obligations, the waiver of the $1.13 million invoice due Mitsubishi Heavy Industries by Bluegrass and certain other conditions specified in the agreement.

The Company is currently working towards meeting the pre-closing conditions specified in the Acquisition Agreement. At this time several pre-conditions remain outstanding, including but not limited to, the financing of certain improvements, the fuel supply agreement, product sale agreements for CDL and the assumption or waiver of certain bond obligations. While the Company believes it will complete or waive these pre-conditions prior to the closing date of September 19, 1999, there can be no assurance that the acquisition will be completed or that having been completed that the ENCOAL plant will operate.


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

                             RESULTS OF OPERATIONS

Net Loss per Common Share. Basic net loss per common share for the three and six month periods ended June 30, 1999, decreased approximately $0.07 per share and $0.26 per share, respectively, over the same prior year periods. The decrease in basic net loss per share for both the three and six month periods is attributable to an increase in the weighted average number of common shares outstanding, and a decrease in imputed dividends, as the net loss for both the three and six month periods remained essentially the same as the prior year.

Sales and Cost of Sales. Sales and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Sales and cost of sales for the three months ended June 30, 1999, decreased 74% and 63%, respectively, over the same prior year period. Sales and cost of sales for the six month period ended June 30, 1999, decreased 63% and 54%, respectively, over the same prior year period. This decline in sales for both the three and six month periods occurred in all three sectors in which the Company does business. The Company believes that the decline in sales is primarily the result of a general slowdown in demand for automated assembly equipment. The continuing weakness of the high-tech sector, which has historically represented the Company's largest sector began in 1998 as a result of the turmoil in the Asian financial markets and continued into 1999. The projected length and severity of the slowdown to this sector is unknown at this time. In addition, the Company experienced a decrease in sales to the automotive sector which it believes is due to a delay in orders from two of its larger customers. The Company anticipates that sales to this sector will continue to be lower than 1998's levels. The Company also experienced a decrease in sales to its medical sector, over the same prior year period. The Company believes that the decrease is primarily the result of the merger of several of its customers, which has resulted in orders being delayed as management re-evaluates their capital spending. The affect on sales to this sector, as the result of these industry mergers, is unknown at this time. Gross margin as a percentage of sales for the three month period ended June 30, 1999, was a negative 16% compared to a positive 20% over the same prior year period. Gross margin as a percentage of sales for the six month period ended June 30, 1999, was 3% compared to 24% over the same prior year period . The decrease in gross margin is primarily attributable to the reduced business volume as previously described.

The decrease in revenues experienced by the Company's automated assembly segment was partially offset by $375,000 of net revenues derived from the Company's services agreement with LFC Tech, it's joint venture with MLFC. The parties agreed to the acceleration of the second and third quarter payments, aggregating $250,000, in part due to the significant amount of work performed by the Company in evaluating CDL chemical constituents and their corresponding markets.

Other Income. Other income for the three and six month periods ended June 30, 1999, remained substantially unchanged over the same prior year periods.

Loss on Investment in LFC Investees. The Company's share of the losses for its LFC joint ventures (TEK-KOL and LFC Tech) for the three and six month periods ended June 30, 1999, decreased 100% over the same prior year period. The decrease is primarily attributable to the termination of the TEK-KOL Partnership and the partners of LFC Tech agreeing to perform certain services for the joint venture at their own expense, without pass through to the partnership.

Engineering, Research and Consulting Expenses. Engineering, research and development expenses for the three and six month periods ended June 30, 1999, increased 103% and 60%, respectively, over the same prior year periods. The increase for both the three and six month periods is essentially attributable to an increase in expenses related to the development of the LFC Process technology, as the expenses for the development of the OCET Process technology remained substantially unchanged over the same prior year periods. The increase in expenses for the LFC Process technology are primarily related to engineering studies to reduce the cost of the first commercial plant and in evaluating the chemical constituents of CDL in order to maximize the commercial value of this product.

Selling General and Administrative Expenses. Selling general and administrative expense for both the three and six month periods ended June 30, 1999, increased 9%, over the same prior year periods. The increase for both periods is principally related to the Company's opening of a marketing office in Denver, Colorado, an engineering office in Gillette Wyoming and an increase in administrative personnel at the corporate offices. The increase was basically offset by 1998 non-recurring charges of approximately $130,000 in contractual penalties associated with the issuance of the 97 D convertible preferred stock and a reduction in expenses related to public relations and financial consultants. Selling, general and administrative expenses for AMS, for the three and six month periods ended June

30, 1999, declined approximately 16% and 11% respectively. The decrease in expenses is primarily related to lower business volume and personnel related costs.

Legal and Accounting Expenses. Legal and accounting expenses for the three and six month periods ended June 30, 1999, remained relatively unchanged and decreased 8%, respectively over the same prior year periods. The decrease in expenses for the six month period is related primarily to a reduction in legal expenses incurred in preparing and filing the Company's Form S-2 with the Securities and Exchange Commission in 1998.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three and six month periods ended June 30, 1999, increased 18% and 40%, respectively over the same prior year periods, due primarily to the Company's PDU being placed in service in the third quarter of 1998 and construction of additional equipment at the Company's OCET laboratory. In addition, the Company incurred a non-recurring charge of approximately $80,000 in the first quarter of this year related to the write-off of start-up costs pertaining to its Australian LFC project.

Interest Expense. Interest expense for the three and six month periods ended June 30, 1999, decreased 50% and 32%, respectively over the same prior year period. The decrease for both the three and six month periods is principally due to approximately $188,000 of imputed interest expense associated with the issuance of warrants to certain debt holders in 1998, which did not continue after September 30, 1998. This decrease was partially offset by an increase in short term notes payable primarily issued in the first quarter of 1999.


                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had assets totaling $4.6 million, including restricted cash of $0.4 million, and a working capital deficiency of $6.1 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of June 30, 1999. Current notes payable, convertible debentures, and associated accrued interest aggregating $5.1 million primarily due prior to September 30, 1999, contribute to the Company's working capital deficiency at June 30, 1999. Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies as of June 30, 1999. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency should be satisfied through future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing.

Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the six month period ended June 30, 1999, decreased 30% over the same period in 1998 principally as a result of an increase in payables. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $3.0 million, for both the six month periods ended June 30, 1999, and 1998. These losses were incurred primarily as a result of the Company's automated assembly operations and technology development activities.

The Company's investing activities amounted to a use of funds of approximately $114,000 and $810,000 for the six month period ended June 30, 1999, and 1998, respectively. This represents a 86% decrease in investing activities over 1998. The decrease is primarily attributable to the Company's reduced investment in the now terminated TEK-KOL partnership and reduced expenditures for OCET's Process Development Unit which was substantially completed in the third quarter of 1998.

For the six months ended June 30, 1999, the Company's investing activities consisted primarily of the acquisition of LFC Process equipment. Additional capital contributions to the now terminated TEK-KOL Partnership are expected to be required from time to time prior to its final pending dissolution. The Company is required to contribute one-half of any such required capital contributions. Management presently estimates that the Company may be required to contribute approximately $250,000 in 1999 for past operations and dissolution related expenditures, in the event that the acquisition of AEI's assets does not close (see Note 10 to the condensed consolidated financial statements). In addition, the Company, as of January 14, 1999, has entered into a joint venture with MLFC a wholly-owned subsidiary of Mitsubishi Corporation. (See Note 8 of the notes to condensed consolidated financial statements.) In accordance with the joint venture agreement, the Company anticipates expenditures of approximately $500,000 for 1999. This joint venture funding requirement is anticipated to be offset by the receipt of $1.0 million from the joint venture in accordance with a service agreement executed by the parties. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability. In 1999 the Company is projecting capital expenditures for equipment at OCET and AMS to remain consistent with prior years. On April 22, 1999, the Company entered into an agreement to conditionally acquire the ENCOAL Corporation and LFC demonstration plant, among other assets, from subsidiaries of AEI. (See Note 10 to the condensed consolidated financial statement.) Assuming completion of the acquisition, for which there is no assurance, the Company will have assumed various obligations in excess of $3.5 million and obtained assets which it believes are of equal or greater value. The Company intends to make improvements and obtain project financing estimated at $10 million. Other than the previously described acquisition, the Company does not have material commitments for capital expenditures as of June 30, 1999.

The Company's financing activities raised approximately $1.5 million (see Note 3 to the condensed consolidated financial statements) for the six month period ended June 30, 1999, versus $2.5 million for the same prior year period. These funds were raised primarily through the private placement of debt and equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has assessed the impact on its computer systems of the Year 2000 issue. The financial impact of making the required systems changes are not expected to be material to the Company's consolidated financial position, results of operations or cash flows. Year 2000 costs incurred through June 30, 1999, have been charged to operations and have not been material.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          [NONE]

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. The Company was named a party in the Walsh vs. AMS case, filed on September 7, 1997, in the San Diego Superior Court. The Walsh case relates to events occurring prior to the acquisition of AMS by the Company. The lawsuit asserted claims, for among other things, breach of contract relating to a loan of approximately $300,000. AMS filed an answer denying liability. The case was tried and a verdict rendered in favor of AMS.

On October 26, 1998, AMS filed a lawsuit against Anatol Automation and Anatol Manufacturing in Orange County Superior Court. The lawsuit sought approximately $600,000 in compensatory damages and in excess of $2,000,000 in punitive damages for interference with advantageous business relationships, interference with contract, and appropriation of trade secrets in violation of the California Uniform Trade Secret Act. The case was settled by the parties prior to going to trial.

ITEM 2. CHANGES IN SECURITIES

During the three month period ended June 30, 1999, the Company extend the due dates on $750,000 of notes payable due June 27, 1999, to August 16, 1999. Additionally, the Company granted two warrants to purchase 200,000 shares of common stock, to the holder of five notes payable aggregating $500,000, for accrued interest through June 27, 1999, valued at $21,107. The warrants are exercisable one year from the date of grant. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. One warrant to purchase 150,000 shares of common stock may be exercised at $0.16 per share and another warrant to purchase 50,000 shares of common stock may be exercised at $0.18 per share.

During the three month period ended June 30, 1999, the Company issued additional incentive stock options, at fair market value pursuant to its 1996 Omnibus Stock Plan. The incentive options are exercisable for a total of 685,000 shares of common stock at $0.125 per share, the closing bid price on the grant date, to employees of the Company. The options were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. The options shall expire on April 1, 2004.

On April 1, 1999, the Company as provided in related service or consulting agreements, granted twelve warrants to purchase an aggregate of 275,000 common shares, to five directors and seven consultants for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. In connection therewith, the Company recorded compensation expense to non-employees of approximately $9,720. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable one year from the grant date at $0.125 per share.

On April 8, 1999, the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares, to one consultant for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $2,160. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the grant date at $0.08 per share.

On April 15, 1999, the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 50,000 common shares, to one consultant for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $4,725. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the grant date at $0.105 per share.

On May 18, 1999, the Company, as provided in related service or consulting agreements, granted five warrants to purchase an aggregate of 358,000 common shares, to five officers and directors for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the

Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $2,160 for the warrants granted to outside directors. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrants are exercisable one year from the grant date at $0.12 per share.

On June 24, 1999, the Company in keeping with the intent of a previous settlement agreement with the two purchasers of the 97D preferred shares, agreed to extend the expiration date of six warrants to purchase an aggregate of 676,923 common shares, from September 30, 1999, to January 31, 2000. The warrants are currently exercisable at a price of $2.44 per share.

During the three month period ended June 30, 1999, the Company raised $560,500 through the issuance of 5,142,794 restricted common shares to thirteen accredited investors . These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates. In connection therewith the Company issued an aggregate of 211,208 shares of restricted common stock valued at $24,075 to two individuals, Mr. J. Russo and Ms. K. Davis, as compensation for placement agent services.

During the three month period ended June 30, 1999, the Company issued one 12% note payable with a face value of $50,000 to one outside director for $50,000. The principal and interest on the note payable are both due on November 15, 1999. This security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D.

During the three month period ended June 30, 1999, the Company issued one 12% note payable with a face value of $25,000 and a warrant to purchase 17,500 shares of common stock to one outside director for $25,000. The note bears simple interest which is payable quarterly, at the Company's option, in cash or restricted common stock. In the event the Company elects to distribute common stock, the price of the common stock used to determine the number of shares to be issued will be the greater of (a) the average stock price for the last ten trading days of each quarter or (b) $0.25 per share. The principal of the note payable is due on April 23, 2001, in cash. The warrant is exercisable one year from the date of grant at a price of $0.12 per share. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. In addition, the Company issued 524,790 shares of restricted common stock to this director in return for $85,000 in cash. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D.


ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

          [NONE]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          [NONE]

ITEM 5. OTHER INFORMATION

On May 26, 1999, Joseph A. Savoca, Chairman of the Board and Chief Executive Officer (CEO) resigned from his position as CEO and agreed to continue serving as Chairman. The Board of Directors on that same day elected Michael L. Rose as CEO, succeeding Mr. Savoca.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     4.1 Form of Restricted Stock Subscription Agreement (1)
     4.2 Promissory Note dated April 14, 1999, for $50,000 (1)
     4.3 Promissory Note dated April 23, 1999, for $25,000 (1)
     4.4 Form of Extension Agreement dated June 24, 1999 (1)
     4.5 Form of Note Extension Agreement dated March 24, 1999 (1)
     10.1 Form of Compensation Agreement dated March 1, 1999 (1)
     27.1 Financial Data Schedule (1)
--------------------
     (1)    Filed herewith.


(b) Reports on 8-K: Initially filed on May 10, 1999, and amended on May 18, 1999, the Company reported on its Current Report on Form 8-K, filed with the Securities and Exchange Commission, that it had entered into an agreement for the purchase of various assets from subsidiaries of AEI Resources.

                              PART III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SGI INTERNATIONAL



/s/ MICHAEL L. ROSE                                August 12, 1999
------------------------------------
Michael L. Rose,
President and Chief Executive Officer





/s/ GEORGE E. DONLOU                                August 12, 1999
------------------------------------
George E. Donlou
Vice President Finance and Controller