Form 10QSB
period 1999-09-30
SGI INTERNATIONAL
filed 1999-11-15
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

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

    X  Yes       No

The number of shares of common stock, no par value, outstanding as of November 8, 1999, was 51,004,755.

Transitional Small Business Disclosure Format (Check one):     Yes   X  No

                               TABLE OF CONTENTS
                                  FORM 10-QSB



PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                            3

          Condensed Consolidated Statements of Operations                  4

          Condensed Consolidated Statement of Stockholders' Deficiency     5

          Condensed Consolidated Statements of Cash Flows                  6

          Notes to Condensed Consolidated Financial Statements             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Introductory Note                                                13

          Results of Operations                                            13

          Liquidity and Capital Resources                                  15

          Year 2000                                                        17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       18

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                18

ITEM 2.   CHANGES IN SECURITIES                                            18

ITEM 3.   DEFAULTS UPON SENIOR DEBT SECURITIES                             18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

ITEM 5.   OTHER INFORMATION                                                19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 20


PART III. SIGNATURES                                                       21


                                          SGI INTERNATIONAL AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30       December 31,
                                                                                          1999               1998
                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                                                 $ 212,002        $  239,885
    Restricted time deposit                                                                402,500           402,500
    Receivable from LFC Investees                                                           78,479            78,479
    Trade accounts receivable, less allowance for doubtful accounts of 79,460 and $84,460  509,979           229,759
    Costs and estimated earnings in excess of billings on contracts                         62,975           275,967
    Inventories                                                                             65,120            64,371
    Prepaid expenses and other current assets                                               33,569            83,283
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     1,364,624         1,374,244
------------------------------------------------------------------------------------------------------------------------

LFC Process related assets:
    Royalty rights, net                                                                  1,021,313         1,257,000
    LFC cogeneration project, net                                                          236,889           315,853
    Investment in LFC Investees                                                            495,430           490,232
    Notes receivable, net                                                                  150,000           150,000
    Australia LFC project, net                                                                   -            86,877
    LFC Process Control, net                                                                75,593             3,834
    Other technological assets, net                                                         29,206            27,250
------------------------------------------------------------------------------------------------------------------------
                                                                                         2,008,431         2,331,046
Property and equipment, net of accumulated
        depreciation of $1,234,946 and $920,941                                            486,333           766,695
Goodwill, net of accumulated amortization of $180,670 and $144,721                         299,574           335,523
------------------------------------------------------------------------------------------------------------------------
                                                                                        $4,158,962       $ 4,807,508
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY Current liabilities:
    Accounts payable                                                                    $  900,797       $   224,310
    Borrowings on line-of-credit                                                           400,000           400,000
    Billings in excess of costs and estimated earnings on contracts                        222,079           156,411
    Current maturities of long-term notes payable                                          809,500           690,000
    12% convertible debentures                                                                   -         3,494,880
    Accrued salaries, benefits and related taxes                                           672,417           139,486
    Payable to LFC Investees                                                               180,172           180,172
    Interest payable                                                                       160,807           161,991
    Other accrued expenses                                                                 418,396           189,487
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                3,764,168         5,636,737

Long-term liabilities, less current maturities                                           4,270,386           104,750
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        8,034,554         5,741,487
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Mandatorily redeemable preferred stock $.01 par value, liquidation
    value of $177,500 and $1,570,000, plus accumulated dividends (Note 5)                  196,672         1,449,348

Stockholders' deficiency:
    Convertible preferred stock                                                                604               641
    Common stock                                                                        49,216,500        45,688,545
    Paid-in capital                                                                      7,120,492         8,258,140
    Accumulated deficit                                                                (60,409,860)      (56,330,653)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                          (4,072,264)       (2,383,327)
------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 4,158,962       $ 4,807,508
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



                                              SGI INTERNATIONAL AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)



                                                                  Three months                             Nine months
                                                               ended September 30,                     ended September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                            1999                1998                1999               1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Net sales                                          $ 1,338,860          $1,107,021         $ 2,790,344       $ 3,696,209
    Other                                                  122,375               7,923             153,264            35,261
--------------------------------------------------------------------------------------------------------------------------------
                                                         1,461,235           1,114,944           2,943,608         3,731,470

Expenses:
    Cost of sales                                          795,396             833,019          1,710,233          2,811,129
    Engineering, research and consulting                   456,443             283,796          1,265,130            789,972
    Loss from investment in LFC Investees                   (4,198)            100,576             (4,198)           527,865
    Selling, general and administrative                    714,211             540,665          2,330,678          2,018,859
    Legal and accounting                                   144,032             156,930            470,177            510,488
    Depreciation and amortization                          232,927             220,623            775,433            608,498
    Interest                                               162,440             138,134            474,788            599,016
--------------------------------------------------------------------------------------------------------------------------------
                                                         2,501,251           2,273,743          7,022,241          7,865,827
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                (1,040,016)         (1,158,799)        (4,078,633)        (4,134,357)

Imputed preferred stock dividends and
   accretion on convertible and
   mandatorily refeemable preferred stock                   36,922             122,372             36,922          1,434,891
--------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                   $ (1,076,938)       $ (1,281,171)      $ (4,115,555)      $ (5,569,248)
--------------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic                     $      (0.02)       $      (0.08)      $      (0.12)      $      (0.42)
--------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding              44,402,990          15,259,805         34,781,806         13,123,331
--------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

                                       4



                                                           SGI INTERNATIONAL AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                            (Unaudited)

                                             Convertible
                                           Preferred Stock              Common Stock                                      Total
                                        ----------------------  ---------------------------  Paid-In    Accumulated    Stockholders'
                                            Shares    Amount       Shares       Amount       Capital      Deficit       Deficiency
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                64,044    $ 641     21,568,344  $ 45,688,545   $8,258,140   $(56,330,653) $ (2,383,327)
   Issuance of common stock for cash                              9,334,186       984,565                                   984,565
    Issuance of common stock for
      convertible debentures                                        286,762        68,107                                    68,107
   Issuance of common stock for
   mandatorily redeemable preferred stock                        12,913,819     1,253,250                                 1,253,250
   Issuance of common stock for services                            271,208        39,075                                    39,075
   Conversion of preferred stock             (3,654)     (37)     3,145,464     1,182,958   (1,182,921)                           -
   Issuance of warrants to purchase
      common stock to non-employees                                                             24,166                       24,166
   Accretion adjustment for mandatorily
      redeemable preferred stock, net
      of conversions                                                                                             (574)         (574)
   Interest expense related to issuance of
       warrants                                                                                 21,107                       21,107
    Net Loss                                                                                               (4,078,633)   (4,078,633)
-----------------------------------------------------------------------------------------------------------------------------------

Balances at September 30, 1999               60,390    $ 604     47,519,783  $ 49,216,500   $7,120,492   $(60,409,860)   (4,072,264)
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


                                                  SGI INTERNATIONAL AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
Nine months ended September 30,                                                      1999                1998
----------------------------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                                         $ (4,078,633)        $ (4,134,357)
Adjustments to reconcile net loss to net
      cash used in operating activities:
   Equity in net loss (gain) of LFC Investees                                          (4,213)             527,865
   Depreciation and amortization                                                      775,433              608,498
   Common stock issued for interest, services,
      and other operating activities                                                   39,075              162,665
   Non-employee compensation expense on issuance of warrants                           24,166               44,640
   Imputed and accrued interest on warrants issued to note holders                     21,107              188,033
   Changes in operating assets and liabilities:
      Receivable from LFC Investees                                                         -              (41,437)
      Trade accounts receivable                                                       (67,228)            (250,423)
      Inventories                                                                        (749)                 199
      Other current assets                                                             49,714              158,948
      Accounts payable                                                                676,487              255,381
      Billings in excess of costs and estimated
         earnings on contracts                                                         65,668              (75,177)
      Accrued salaries, benefits and related taxes                                    532,931              (63,920)
      Interest payable                                                                 39,304                1,513
      Other accrued expenses                                                          228,909              (69,554)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (1,698,029)          (2,687,126)
----------------------------------------------------------------------------------------------------------------------
Investing activities:
LFC Process related assets:
   Additions to LFC Process controls and other
        technological assets                                                          (85,419)                   -
   Investment in LFC Investees                                                           (985)            (441,000)
   Payable to LFC Investees                                                                  -           (100,000)
Purchase of property and equipment                                                    (36,643)           (299,590)
Other assets                                                                           (9,247)             (2,375)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (132,294)           (842,965)
----------------------------------------------------------------------------------------------------------------------
Financing activities:
   Payments of notes payable                                                           (7,125)             (7,125)
   Proceeds from issuance of debt                                                     825,000             250,000
   Proceeds from issuance of common stock                                             984,565             171,800
   Proceeds from issuance of preferred stock                                                -           2,803,200
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           1,802,440           3,217,875
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                  (27,883)           (312,216)
Cash at beginning of period                                                           239,885             429,232
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $  212,002          $  117,016
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Interest paid                                                                   $  393,728          $  338,452
Supplemental disclosure of non-cash activities:
   Common stock issued for services                                                $   39,075          $  162,665
   Conversion of preferred stock                                                   $1,182,958          $4,254,050
   Common stock issued for convertible debentures                                  $   68,107                    -
   Common stock issued for mandatorily redeemable preferred stock                  $1,253,250                    -


----------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.


                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998, and 1999, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of September 30, 1999, and the consolidated results of operations and cash flows for the nine months ended September 30, 1999, and 1998. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

The Company had negative working capital of $2.4 million and an accumulated deficit of $60.4 million at September 30, 1999. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through the private sales of its equity and debt securities to fund working capital requirements.

The Company is also seeking additional funding through the acquisition, financing, sale and operations of the ENCOAL demonstration plant and through additional strategic partnerships, joint ventures or similar collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that their efforts will be successful. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

(2) ORGANIZATION AND BUSINESS

The principal businesses of the Company are developing, commercializing, and licensing new energy technologies; and manufacturing automated assembly equipment.

The Company has the following wholly-owned subsidiaries at September 30, 1999:
Assembly & Manufacturing Systems, Inc. ("AMS"); OCET Corporation ("OCET"); and U.S. Clean Coal Refineries, Inc. ("USCCR") which is currently inoperative. AMS designs, manufactures and installs automated assembly equipment, and was acquired in October 1995. OCET was organized in February 1995 to research and develop the Opti-Crude Enhancement Technology, a process for further refining residual oil bottoms. USCCR was organized in October 1994, to market clean coal refinery project development programs.

(3) FINANCING TRANSACTIONS

On August 18, 1999 the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 60,000 common shares, to one consultant for financial consulting services. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation
D. In connection therewith, the Company obtained investment representations and recorded compensation expense of approximately $5,400. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2002. The warrant is exercisable one year from the date of grant at $0.1375 per share.

On August 20, 1999, the Company, as provided in a related service agreement, granted one warrant to one employee to purchase an aggregate of 5,000 common shares. The warrant was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained. The exercise price was not lower than the closing bid price on the grant date and the warrant expires on December 31, 2003. The warrant is exercisable one year from the grant date at $0.136 per share.

During the three month period ended September 30, 1999, the Company by agreement modified the due dates on $750,000 of notes payable plus associated interest, due September 27, 1999, to be payable upon demand, which had not been made as of September 30, 1999.

During the three month period ended September 30, 1999, the Company raised approximately $339,000 through the issuance of 3,666,602 restricted common shares to fourteen accredited investors and two officers/directors of the Company (Also See Note 8). In addition, the Company granted purchasers of these restricted securities piggy-back registration rights. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. Partially, in connection therewith the Company issued an aggregate of 65,446 shares of restricted common stock to one individual, Mr. B. Leichtling, as compensation for placement agent services.

(4) NET LOSS PER SHARE

Basic net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. For purposes of computing the net loss available to common stockholders, preferred stock dividends and accretion of mandatorily redeemable
                                       8
preferred stock are deducted from the net loss. Preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date on which the preferred stock may be converted. Shares issuable upon conversion of preferred stock, convertible debentures and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Property and Equipment

                                             September 30         December 31,
                                                  1999                1998
-------------------------------------------------------------------------------
Office furniture and fixtures                $ 125,000              $ 118,000
Laboratory equipment                         1,019,000              1,018,000
Machinery and equipment                        136,000                123,000
Computer equipment                             387,000                377,000
Leasehold improvements                          54,000                 52,000
-------------------------------------------------------------------------------
                                             1,721,000              1,688,000
Less accumulated depreciation               (1,235,000)              (921,000)
-------------------------------------------------------------------------------
  Net property and equipment                 $ 486,000              $ 767,000
-------------------------------------------------------------------------------

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

                                                  Nine Months
                                                    Ended           Year Ended
                                                  Sept. 30,         December 31,
                                                     1999               1998
-------------------------------------------------------------------------------
Balance at beginning of period                   $ 1,449,000        $        -

Issuance of preferred stock                                -         1,413,000
Conversion to common stock                        (1,253,000)                -
Accretion of amounts payable
upon redemption, net                                   1,000            36,000
-------------------------------------------------------------------------------
Balance at end of period                         $   197,000        $1,449,000
-------------------------------------------------------------------------------

(6) SEGMENT REPORTING

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.


Three months ended                 Automated     LFC       OCET
September 30                        Assembly   Process   Process    Corporate     Total
---------------------------------------------------------------------------------------------
1999
Revenues                           1,202,000   250,000      1,000      8,000    1,461,000
Net profit (loss)                    161,000   (87,000)  (322,000)  (792,000)  (1,040,000)
Equity in operations of investee           -     4,000          -          -        4,000
Depreciation & Amortization           29,000   112,000     88,000      3,000      232,000
Engineering, research and
consulting expenditures                    -   224,000    232,000          -      456,000
Interest expense                           -         -          -    162,000      162,000
---------------------------------------------------------------------------------------------
1998
Revenues                           1,099,000         -      9,000      7,000    1,115,000
Net profit (loss)                     51,000  (263,000)  (307,000)  (640,000)  (1,159,000)
Equity in operations of investee           -  (101,000)         -          -     (101,000)
Depreciation & Amortization           28,000   112,000     77,000      4,000      221,000
Engineering, research and
consulting expenditures                    -    50,000    234,000          -      284,000
Interest expense                           -         -          -    138,000      138,000
---------------------------------------------------------------------------------------------

Nine months ended                  Automated    LFC         OCET
September 30                       Assembly   Process      Process   Corporate     Total
---------------------------------------------------------------------------------------------
1999
Revenues                           2,135,000   750,000     30,000     29,000    2,944,000
Net profit (loss)                   (328,000) (181,000)  (999,000)(2,571,000)  (4,079,000)
Equity in operations of investee           -     4,000          -          -        4,000
Depreciation & Amortization           87,000   415,000    262,000     11,000      775,000
Engineering, research and
  consulting expenditures                  -   515,000    750,000          -    1,265,000
Interest expense                       1,000         -          -    474,000      475,000
---------------------------------------------------------------------------------------------
1998
Revenues                           3,680,000         -     19,000     32,000    3,731,000
Net profit (loss)                    164,000  (943,000)  (887,000)(2,468,000)  (4,134,000)
Equity in operations of investee           -  (528,000)         -          -     (528,000)
Depreciation & Amortization           79,000   336,000    183,000     10,000      608,000
Engineering, research and
consulting expenditures                    -    79,000    711,000          -      790,000
Interest expense                           -         -          -    599,000      599,000
---------------------------------------------------------------------------------------------


Total Assets by Segment                 Sept. 30,           December 31,
                                          1999                   1998
                                      --------------      -----------------
Identifiable assets, net
     Automated Assembly                 $1,205,000          $ 1,303,000
     LFC Process                         1,979,000            2,331,000
     OCET Process                          386,000              632,000
     Corporate                             589,000              542,000
    ------------------------------------------------------------------------
     Total                              $4,159,000          $ 4,808,000
    ------------------------------------------------------------------------

(7) INVESTMENT IN LFC JOINT VENTURES

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

The Operating Agreement, as amended effective January 14, 1999, between MLFC and the Company, governs the management of the new joint venture company, LFC Tech. The purpose of LFC Tech is to conduct research and development activities with respect to the LFC Process and other approved business. The Amended and Restated Services Agreement between MLFC, LFC Tech and the Company provides that the Company will provide certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing related engineering work. Accordingly, the Company's portion of the quarterly loss on investment in LFC Investee has been eliminated against service revenues, as if the joint venture were consolidated.

Subsequent to September 30, 1999 the Company and MLFC entered into a series of agreements modifying the above mentioned agreements. See note 10 for additional information.

(8) RELATED PARTY TRANSACTIONS

On September 30, 1999, the Company issued an aggregate of 225,226 shares of restricted common stock to two officers/directors of the Company in return for $20,000 in cash. In addition, the Company granted purchasers of these restricted securities piggy-back registration rights. On that date, the bid price of the Company's unrestricted common stock was $0.129 per share. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

(9) PENDING ASSET ACQUISITION

As previously reported, on April 22, 1999, the Company executed an agreement (the "Acquisition Agreement") with Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly owned subsidiaries of AEI Resources ("AEI") to purchase Bluegrass' fifty percent interest in the Liquids From Coal ("LFC") Process; the ENCOAL Corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build a commercial sized LFC plant near Gillette, Wyoming; and all other tangible and intangible LFC assets (collectively, the "ENCOAL Acquisition").

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

The Company is currently working towards meeting the pre-closing conditions specified in the Acquisition Agreement. Prior to September 19, 1999, the parties realized that certain of the pre-closing conditions could not be accomplished within the originally projected time frame. Consequently, the parties are working to resolve these pre-conditions which remain outstanding, including but not limited to, the financing of certain improvements, the fuel supply agreement, product sale agreements for CDL and the assumption or waiver of certain bond obligations. While the Company believes it will complete, resolve or waive these pre-conditions prior to the new targeted closing date of November 29, 1999, there can be no assurance that the acquisition will be completed or that having been completed that the ENCOAL plant will operate.

(10) SUBSEQUENT EVENTS

On October 28, 1999, the Company and MLFC amended the terms of their current business relationship, by executing certain amendments (the "Restructuring") to the various joint venture agreements that they had previously entered into on January 14, 1999. (All payments where noted below are net of the Company's own matching contribution required under the LFC Tech joint venture agreement.) In accordance with the Restructuring: (a) LFC Tech accelerated the net payment of $375,000, payable to the Company, which was acknowledged in the restructured Amended Services Agreement, thereby ending any further obligation for payments under this contract through the year 2000, (b) the Company transfered its present 50% interest in the LFC Process Patents to LFC Tech upon closing of the Restructuring, (c) the Company is to transfer the remaining 50% interest in the LFC Process Patents to LFC Tech upon completion of the ENCOAL Acquisition, (d) Mitsubishi Heavy Industries shall execute a Waiver and Release of the $1.13 million invoice due it from Bluegrass, which is intended to be used by the Company as partial payment if the ENCOAL acquisition is completed, (e) MHI shall forgive the Company the payment of the $1.13 million invoice upon the closing of the ENCOAL Acquisition, (f) LFC Tech shall pay the Company an additional $750,000 net, payable in two tranches, with the first net payment of $375,00 made upon closing of the Restructuring and the second net payment of $375,000 due upon the closing of the ENCOAL Acquisition, (g) MLFC, subject to and upon the occurrence of certain milestones (more fully discussed in Note 13 of the notes to the consolidated financial statements contained in the Company's December 31, 1998, 10-K.) already contained in the joint venture agreements and subject to both parties obtaining Board of Director approvals, in lieu of the $4.0 million payment previously specified in the agreement, shall make a payment of $3,625,000 to the Company if the ENCOAL Acquisition does not occur and a payment of $3,250,000 if the ENCOAL Acquisition does occur, (h) LFC Tech Operating Agreement was extended through the year 2008, and (i) an agreement to assist with engineering and CDL upgrading work. Other minor changes were made to the Amended Services Agreement to account for the early payments, the License Agreement to account for the transfer of the LFC Process Patents to LFC Tech, the termination of the Security Agreement to reflect the fact that it was no longer necessary, and the Amended Operating Agreement of LFC Tech to reflect the terms of the Restructuring.

Effective as of October 30, 1999, the Company was able to extend or exchange approximately $4.2 million in existing debt for new securities of the Company including new convertible debt securities, amended warrants and preferred stock (the "99D Exchange Offering"). The Company retired approximately $3.45 million in existing 12% convertible debentures which were required to be paid prior to October 31, 1999, in exchange for new 12% convertible debentures (the "99D Debentures"), in the same amount, due September 30, 2001. The 99D Debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 2001. Interest on the debentures is payable quarterly in cash. The debentures are convertible into common stock of the Company, at the option of the holder, subsequent to November 15, 1999, in whole or in part, at the greater of: (i) the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company or (ii) $1.00 per share. In conjunction with the issuance of the 99D Debentures the Company amended existing warrants set to expire on December 31, 1999, with an exercise price of $1.20 per share to now expire on December 31, 2001, with a new exercise price of $0.30 per share. The number of shares of common stock underlying the amended warrants aggregate approximately 328,000 shares. In addition, the Company also agreed to grant shares of Series 99D Convertible Preferred Stock (the "99D Preferred") convertible with no further payment into approximately 154,000 shares of common stock. The 99D Preferred shares are convertible at the option of the holder, any time after November 15, 1999, but only if the ten business day average closing bid price of the Company's common stock is $0.75 per share or greater at the time of conversion. The 99D Preferred stock has no voting rights, dividend rights or preference in liquidation and if not previously converted, will automatically convert into common stock on October 30, 2001.

As part of the 99D Exchange Offering the Company also obtained an extension to September 30, 2001, of approximately $724,000, including interest, in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 30, 1999. In connection therewith, the Company agreed to grant shares of Series 99D Preferred stock convertible into an aggregate of approximately 46,000 shares of common stock and to amended exisiting warrants set to expire on December 31, 1999 with an exercise price of $1.20 per share to now expire on December 31, 2001 with a new exercise price of $0.30 per share. The number of shares of common stock underlying the amended warrants aggregate approximately 141,000 shares.

Interest on the notes payable will continue to be made in cash on a quarterly basis. The 99D Exchange Offering was made only to existing debt holders pursuant to the exemptions provided by Sections 3(a)(9) and Section 4(2) of the Securities Act and Regulation D. No registration rights were granted on any of the securities issued under the 99D Exchange Offering.


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

RESULTS OF OPERATIONS

Net Loss per Common Share. Basic net loss per common share for the three and nine month periods ended September 30, 1999, decreased approximately $0.06 per share and $0.30 per share, respectively, over the same prior year periods. The decrease in basic net loss per share for both the three and nine month periods is principally attributable to an increase in the weighted average number of common shares outstanding, and a decrease in imputed dividends, as the net loss for both the three and nine month periods remained essentially the same as the prior year.

Sales and Gross Margin. Sales and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Sales and cost of sales at AMS for the three months ended September 30, 1999, remained substantially unchanged, over the same prior year period with sales to the medical and high-tech sectors meeting or slightly exceeding prior year levels. Sales to the automotive sector for the three month period ended September 30, 1999 equaled approximately 57% of prior year levels

Sales and cost of sales for the nine month period ended September 30, 1999, decreased 45% and 39%, respectively, over the same prior year period. This decline in sales for the nine month period primarily occurred in the first and second quarters of the year as a result of decreased sales in all three sectors in which

AMS does business. The Company believes that the decline in sales is primarily the result of a general slowdown in demand for automated assembly equipment.

Sales to the high-tech sector (electronics and communications industries), which has historically represented the Company's largest sector, continues to lag behind prior year levels. Even with the third quarters recovery, sales to this sector are expected to remain below prior year levels throughout the rest of the year and until such time as the electronics industry recovers from the effects of the Asian financial downturn.

Sales to the automotive sector for both the three and nine month periods ended September 30, 1999 were significantly lower than prior year levels. The Company believes this decrease in sales to the automotive sector is due to a delay in orders from two of its larger customers. The Company anticipates that sales to this sector will continue to be lower than 1998's levels.

For the three months ended September 30, 1999, AMS' sales to the medical sector showed signs of reviving based on increased bidding activity and sales which essentially equaled prior year sales. For the nine months ended September 30, 1999 the Company experienced a decrease in sales to its medical sector, over the same prior year period. The Company believes that the decrease is primarily the result of the merger of several of its customers, which resulted in orders being delayed for the first and second quarter of the year. The Company believes that sales to this sector for the year, will meet or exceed prior year levels.

Gross margin as a percentage of sales for the three month period ended September 30, 1999, remained essentially the same compared to the same prior year period. Gross margin as a percentage of sales for the nine month period ended September 30, 1999, was 16% compared to 24% over the same prior year period . The decrease in gross margin is primarily attributable to the reduced business volume as previously described.

The decrease in revenues experienced by the Company's automated assembly business segment for both the three and nine month periods ended September 30, 1999 were partially offset by revenues derived from the Company's Services Agreement with LFC Tech, it's joint venture with MLFC. For both the three and nine month periods ended September 30, 1999, the Company received net revenues of $375,000 and $750,000, respectively. The parties agreed to the acceleration of the payments due under the services agreement in part due to the significant amount of work performed by the Company in evaluating CDL chemical constituents and their corresponding markets. As a result of the acceleration of payments no additional revenues are anticipated from the Services Agreement through the year 2000.

Other Income. Other income for the three and nine month periods ended September 30, 1999, increased primarily due to the settlement of a lawsuit the Company had pending in Superior Court.

Loss on Investment in LFC Investees. The Company's share of the losses for its LFC joint ventures (TEK-KOL and LFC Tech) for the three and nine month periods ended September 30, 1999, decreased 100% over the same prior year period. The decrease is primarily attributable to the termination of the TEK-KOL Partnership and the partners of LFC Tech agreeing to perform certain services for the joint venture at their own expense, without pass through to the partnership.

Engineering, Research and Consulting Expenses. Engineering, research and development expenses for the three and nine month periods ended September 30, 1999, increased 61% and 60%, respectively, over the same prior year periods. The increase for both the three and nine month periods is essentially attributable to an increase in expenses related to the development of the LFC Process technology, as the expenses for the development of the OCET Process technology remained essentially the same over the same prior year periods. The increase in expenses for the LFC Process technology are primarily related to engineering studies designed to reduce the cost of the first commercial plant and in evaluating the chemical constituents of CDL, with the goal of maximizing the commercial value of this product.

Selling General and Administrative Expenses. Selling general and administrative expense for the three month period ended September 30, 1999, increased 32% over the same prior year period. The increase is principally related to the Company's opening of a marketing office in Denver, Colorado, an engineering office with associated personnel in Gillette Wyoming and an increase in administrative personnel at the corporate offices. Selling, general and administrative expenses for AMS, for the three month period ended September 30, 1999, increased approximately $30,000 or 16% as a result of a general increase in sales and marketing expenses.

Selling general and administrative expense for the nine month period ended September 30, 1999, increased 15% over the same prior year period. The increase is principally related to the Company's opening of a marketing office in Denver, Colorado, an engineering office with associated personnel in Gillette Wyoming and an increase in administrative personnel at the corporate offices. Selling, general and administrative expenses for AMS, for the nine month period ended September 30, 1999, remained substantially unchanged over the same prior year period.

Legal and Accounting Expenses. Legal and accounting expenses for both the three and nine month periods ended September 30, 1999, decreased 8%, respectively over the same prior year periods. The decrease in expenses for both the three and nine month periods is related primarily to a reduction in legal and accounting expenses incurred in preparing and filing the Company's Form S-2 with the Securities and Exchange Commission in 1998.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three and nine month periods ended September 30, 1999, increased 6% and 27%, respectively over the same prior year periods. The increase for both periods is due primarily to purchases and construction of equipment at the Company's OCET laboratory which were initially placed in service in the third quarter of 1998. In addition, the Company incurred a non-recurring charge of approximately $80,000 in the first quarter of this year related to the write-off of start-up costs pertaining to its Australian LFC project.

Interest Expense. Interest expense for the three month period ended September 30, 1999, increased approximately 18% over the same prior year period. The increase for the three month period is principally due to the interest associated with an $800,000 increase in short term notes payable, primarily issued in the first quarter of 1999.

Interest expense for the nine month period ended September 30, 1999, decreased 21% over the same prior year period. The decrease for nine month period is principally due to approximately $188,033 of imputed interest expense, associated with the issuance of warrants to certain debt holders in 1998, which did not continue after September 30, 1998. This decrease was partially offset by the interest associated with an $800,000 increase in short term notes payable, primarily issued in the first quarter of 1999.


                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had assets totaling $4.2 million, including restricted cash of $0.4 million, and a working capital deficiency of $2.4 million. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 1999. Current notes payable, convertible debentures, and associated accrued interest aggregating approximately $4.2 million required to be paid prior to October 30, 1999, were satisfied subsequent to September 30, 1999, through the Company's 99D Exchange Offering. This exchange offering extended the due date of these liabilities to September 30, 2001, in exchange for primarily convertible debt and equity securities. (see Note 10 to the condensed unaudited consolidated financial statements). In addition, the Company by agreement modified the due dates on $750,000 of notes payable plus associated interest due September 27, 1999, to be payable upon demand, which had not been made as of September 30, 1999. Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity securities, debt securities, the restructuring of the joint venture with MLFC (see Note 10 to the condensed unaudited consolidated financial statements) or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies as of September 30, 1999. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency should be satisfied through a combination of increased positive cash flows from operations, future equity sales, and research or other collaborative agreements, or until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking additional funds through the acquisition, financing, sale and operations of the ENCOAL demonstration plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the nine month period ended September 30, 1999, decreased 37% over the same period in 1998, principally as a result of an increase in payables and the deferral of certain salaries and related benefits. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $4.0 million, for both the nine month periods ended September 30, 1999, and 1998. These losses were incurred primarily as a result of the Company's automated assembly operations and technology development activities.

The Company's investing activities amounted to a use of funds of approximately $132,000 and $843,000 for the nine month periods ended September 30, 1999, and 1998, respectively. This represents an 84% decrease in investing activities over 1998. The decrease is primarily attributable to the Company's reduced investment in the now terminated TEK-KOL partnership and reduced expenditures for OCET's Process Development Unit which was substantially completed in the third quarter of 1998.

For the nine months ended September 30, 1999, the Company's investing activities consisted primarily of the acquisition of LFC Process equipment. Management presently estimates that the Company may be required to contribute approximately $250,000 in 1999 for past operations and dissolution related expenditures, in the event that the acquisition of AEI's assets does not close (see Note 9 to the condensed unaudited consolidated financial statements). In addition, the Company, as of January 14, 1999, has entered into a joint venture with MLFC a wholly-owned subsidiary of Mitsubishi Corporation. (see Notes 8 and 10 of the notes to condensed unaudited consolidated financial statements.) In accordance with the Amended Services Agreement between the Company and LFC Tech, the Company has received approximately $750,000 of net revenues under this agreement in 1999. This agreement was amended subsequent to September 30, 1999 and the Company will not be receiving any additional funds pursuant thereto through the year 2000, except as more fully described in Note 10 to the condensed unaudited financial statements. The Company is projecting capital expenditures for equipment at OCET to remain below prior year levels as the need for substantial capital improvements has ended after completion of the OCET Process Development Unit and lab improvements. AMS' capital expenditures are expected to remain relatively consistent with prior years. On April 22, 1999, the Company entered into an agreement to conditionally acquire the ENCOAL Corporation and LFC demonstration plant, among other assets, from subsidiaries of AEI (see Note 9 to the condensed consolidated financial statement.). Assuming completion of the acquisition, for which there is no assurance, the Company will have assumed various obligations in excess of $3.5 million and obtained assets which it believes are of equal or greater value. In addition, after acquisition operating expenses associated with maintaining the LFC demonstration plant in idle condition are estimated at approximately $350,000 annually. The Company intends to make improvements and obtain project financing estimated at $10 million assuming completion of the asset acquisition. Other than the previously described acquisition, the Company does not have material commitments for capital expenditures as of September 30, 1999. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability.

The Company's financing activities raised approximately $1.8 million (see Note 3 to the condensed unaudited consolidated financial statements) for the nine month period ended September 30, 1999, versus $3.2 million for the same prior year period. These funds were raised primarily through the private placement of debt and equity securities. The amount of money raised during a given period is dependent upon financial market conditions, technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by the aforementioned factors.

As noted previously, significant future financing activities will be required to fund future operating and investing activities and to maintain debt service. While the Company is engaged in continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.

                                   YEAR 2000

Year 2000 Issue. The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own
Year 2000 Issues.

The Company's State of Readiness - The Company believes it has taken the necessary steps, including contingency planning, to be prepared for the arrival of the Year 2000. The Company does not anticipate any material adverse financial impacts to its business from the "Year 2000 Issue". However, while the Company's Year 2000 efforts have included a limited evaluation of its business partners, the Company cannot provide a representation on behalf of these third parties.

The Costs to Address the Company's Year 2000 Issues - The Company has assessed the impact on its computer systems of the Year 2000 issue. The financial impact of making the required systems changes are not expected to be material to the Company's consolidated financial position, results of operations or cash flows. However, the costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions. Year 2000 Issue costs incurred through September 30, 1999, have been charged to operations and have not been material.

The Risks of the Company's Year 2000 Issues - There can be no assurance that the Company will be completely successful in its efforts to address Year 2000 Issues. If some of the Company's systems are not Year 2000 compliant, the Company could suffer a disruption of operations or other negative consequences, including, but not limited to, diversion of resources, damage to the Company's reputation and increased litigation, any of which could materially adversely affect the Company's results of operations or financial position. The Company is also dependent on third parties such as its customers, suppliers, service providers and other business partners. If these or other third parties with whom the Company conducts business fail to adequately address Year 2000 Issues, the Company could experience a negative impact on its results of operations and financial position. For example, the failure of carriers, power generators and/or telecommunications companies to have Year 2000 compliant internal systems could impact the Company's operations.

The Company's Contingency Plans - The Company will continue to refine contingency plans to address situations that may result if the Company or any of the third parties upon which the Company is dependent is unable to achieve Year 2000 readiness. This effort is ongoing and will continue to be evaluated as the Company's situation changes or as new information becomes available.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          [NONE]


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. As of September 30, 1999 the Company was not involved in any legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

On August 18, 1999 the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 60,000 common shares, to one consultant for financial consulting services. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation
D. In connection therewith, the Company obtained investment representations and recorded compensation expense of approximately $5,400. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2002. The warrant is exercisable one year from the date of grant at $0.1375 per share.

On August 20, 1999, the Company, as provided in a related service agreement, granted one warrant to one employee to purchase an aggregate of 5,000 common shares. The warrant was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained. The exercise price was not lower than the closing bid price on the grant date and the warrant expires on December 31, 2003. The warrant is exercisable one year from the grant date at $0.136 per share.

During the three month period ended September 30, 1999, the Company by agreement modified the due dates on $750,000 of notes payable plus associated interest, due September 27, 1999, to be payable upon demand, which had not been made as of September 30, 1999.

During the three month period ended September 30, 1999, the Company raised approximately $339,000 through the issuance of 3,666,602 restricted common shares to fourteen accredited investors and two officers/directors of the Company. In addition, the Company granted purchasers of these restricted securities piggy-back registration rights. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. Partially, in connection therewith the Company issued an aggregate of 65,446 shares of restricted common stock to one individual, Mr. B. Leichtling, as compensation for placement agent services.

ITEM 3.   DEFAULTS UPON SENIOR DEBT SECURITIES

          [NONE]

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on July 30, 1999. At that meeting the following matters were submitted to a vote of the stockholders of SGI
International:

1999 SGI International Annual Meeting
Final Voting Results

Proposal

Item No. 1 Election of Directors

The following nominees for director received the number of votes set opposite their respective names:

Voting Results
------------------------------
                                   Votes               Percent
                              -------------          ------------
James W. Mahler     For          26,750,302               99%
                    Withhold        220,694                1%

Michael L. Rose     For          26,695,237               99%
                    Withhold        275,759                1%

Joseph A. Savoca    For          25,804,506               96%
                    Withhold      1,166,440                4%

Jeffrey L. Smith    For          26,303,655               98%
                    Withhold        666,841                2%

John R. Taylor      For          26,124,271               97%
                    Withhold        846,725                3%

Directors: Norman A. Grant, William A. Kerr, and Dr. Ernest P. Esztergar, whose terms of office had not expired, continued in their respective capacities as directors. Subsequent to the annual meeting William R. Harris resigned for health reasons.

Item No. 2 Ratification of Selection of J.H. Cohn LLP, as Independent Public Accountants

                              Voting Results
                    --------------------------------------
                         Votes                  Percent
                    ---------------        ---------------
          For         26,088,494                  97%
          Against        230,228                   1%
          Abstain        652,274                   2%


ITEM 5. OTHER INFORMATION

On October 28, 1999, the Company and MLFC amended the terms of their current business relationship, by executing certain amendments (the "Restructuring") to the various joint venture agreements that they had previously entered into on January 14, 1999. (All payments where noted below are net of the Company's own matching contribution required under the LFC Tech joint venture agreement.) In accordance with the Restructuring: (a) LFC Tech accelerated the net payment of $375,000, payable to the Company, which was acknowledged in the restructured Amended Services Agreement, thereby ending any further obligation for payments under this contract through the year 2000, (b) the Company transfered its present 50% interest in the LFC Process Patents to LFC Tech upon closing of the Restructuring, (c) the Company is to transfer the remaining 50% interest in the LFC Process Patents to LFC Tech upon completion of the ENCOAL Acquisition, (d) Mitsubishi Heavy Industries shall execute a Waiver and Release of the $1.13 million invoice due it from Bluegrass, which is intended to be used by the Company as partial payment if the ENCOAL acquisition is completed, (e) MHI shall forgive the Company the payment of the $1.13 million invoice upon the closing of the ENCOAL Acquisition, (f) LFC Tech shall pay the Company an additional $750,000 net, payable in two tranches, with the first net payment of $375,00 made upon closing of the Restructuring and the second net payment of $375,000 due upon the closing of the ENCOAL Acquisition, (g) MLFC, subject to and upon the occurrence of certain milestones (more fully discussed in Note 13 of the notes to the consolidated financial statements contained in the Company's December 31, 1998, 10-K.) already contained in the joint venture agreements and subject to both parties obtaining Board of Director approvals, in lieu of the $4.0 million payment previously specified in the agreement, shall make a payment of $3,625,000 to the Company if the ENCOAL Acquisition does not occur and a payment of $3,250,000 if the ENCOAL Acquisition does occur, (h) LFC Tech Operating Agreement was extended through the year 2008, and (i) an agreement to assist with engineering and CDL upgrading work. Other minor changes were made to the Amended Services Agreement to account for the early payments, the License Agreement to account for the transfer of the LFC Process Patents to LFC Tech, the termination of the Security Agreement to reflect the fact that it was no longer necessary, and the Amended Operating Agreement of LFC Tech to reflect the terms of the Restructuring.

Effective as of October 30, 1999, the Company was able to extend or exchange approximately $4.2 million in existing debt for new securities of the Company including new convertible debt securities, amended warrants and preferred stock (the "99D Exchange Offering"). The Company retired approximately $3.45 million in existing 12% convertible debentures which were required to be paid prior to October 31, 1999, in exchange for new 12% convertible debentures (the "99D Debentures"), in the same amount, due September 30, 2001. The 99D Debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 2001. Interest on the debentures is payable quarterly in cash. The debentures are convertible into common stock of the Company, at the option of the holder, subsequent to November 15, 1999, in whole or in part, at the greater of: (i) the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company or (ii) $1.00 per share. In conjunction with the issuance of the 99D Debentures the Company amended existing warrants set to expire on December 31, 1999, with an exercise price of $1.20 per share to now expire on December 31, 2001, with a new exercise price of $0.30 per share. The number of shares of common stock underlying the amended warrants aggregate approximately 328,000 shares. In addition, the Company also agreed to grant shares of Series 99D Convertible Preferred Stock (the "99D Preferred") convertible with no further payment into approximately 154,000 shares of common stock. The 99D Preferred shares are convertible at the option of the holder, any time after November 15, 1999, but only if the ten business day average closing bid price of the Company's common stock is $0.75 per share or greater at the time of conversion. The 99D Preferred stock has no voting rights, dividend rights or preference in liquidation and if not previously converted, will automatically convert into common stock on October 30, 2001.

As part of the 99D Exchange Offering the Company also obtained an extension to September 30, 2001, of approximately $724,000, including interest, in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 30, 1999. In connection therewith, the Company agreed to grant shares of Series 99D Preferred stock convertible into an aggregate of approximately 46,000 shares of common stock and to amended exisiting warrants set to expire on December 31, 1999 with an exercise price of $1.20 per share to now expire on December 31, 2001 with a new exercise price of $0.30 per share. The number of shares of common stock underlying the amended warrants aggregate approximately 141,000 shares.

Interest on the notes payable will continue to be made in cash on a quarterly basis. The 99D Exchange Offering was made only to existing debt holders pursuant to the exemptions provided by Sections 3(a)(9) and Section 4(2) of the Securities Act and Regulation D. No registration rights were granted on any of the securities issued under the 99D Exchange Offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  3.1 Amended Certificate of Secretary re: Designation of Series 99-D Preferred Stock (1)
  4.1       Form of Restricted Stock Purchase Agreement (2)
  4.2       Form of Series 99-D Convertible Preferred Stock (1)
  4.3       Form of Series 99-D Convertible Debentures (1)
  4.4 Form of Amended Stock Purchase Warrant re: Series 99-D Offering dtd August 27, 1999 (1)
  10.1      Second Amendment to LFC Technologies, LLC Operating Agreement (1)
  10.2      Amendment of Security Agreement (1)
  10.3 Form of Agreement and Assignment by SGI International to LFC Technoogies LLC (1)
  10.4      LFC Technologies LLC Second Amendment to the License Agreement (1)
  10.5      Addendum to Amended and Restated Service Agreement (1)
  10.6      Transfer and Development Agreement (1)
  27.1      Financial Data Schedule (1)

(1) Filed herewith.
(2) Incorporated by reference to report on Form 10-Q (File No. 2-93124)ending June 30l 1999.

(b) Reports on 8-K: NONE

PART III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SGI INTERNATIONAL



/s/ MICHAEL L. ROSE                 November 12, 1999
---------------------------
Michael L. Rose,
President and Chief Executive Officer





/s/ GEORGE E. DONLOU                November 12, 1999
---------------------------
George E. Donlou
Vice President Finance and Controller