Form 10KSB
period 1999-12-31
SGI INTERNATIONAL
filed 2000-03-30
CIK 737955

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark one)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                           For the fiscal year ended

                               December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     Commission File No. 2-93124

            For the transition period from ___________ to __________

                               SGI INTERNATIONAL
                (Names of small business issuer in its charter)

           UTAH                                                33-0119035
---------------------------                              ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

          1200 Prospect Street, Suite 325, La Jolla, California 92037 (Address of principal executive offices including Zip Code)

                                 (858) 551-1090
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                Title of each class: Common Stock (No Par Value)

                Name of each exchange on which registered: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [x]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $3,856,439

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22.5 million as of March 13, 2000. The number of shares of Common Stock, no par value, outstanding as of March 13, 2000, was 57,587,220.

                      DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of the Form 10-KSB, portions of the registrants proxy statement, to be filed within 120 days of December 31, 1999, have been incorporated by reference.

Transitional Small Business Disclosure Format (Check one): YES [ ]   NO [x]

===============================================================================

===============================================================================
                                     PART I
===============================================================================

ITEM 1. DESCRIPTION OF BUSINESS

The following discussion contains forward-looking statements, which describe risks and uncertainties involving the Company. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed herein. See "Forward-Looking Statements."

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the Liquids From Coal ("LFC") Process and the Opti-Crude Enhancement Technology ("OCET") Process.
The LFC Process is designed to convert and upgrade low-rank coal into a higher Btu more efficient fuel to produce power and simultaneously produce a low temperature coal tar, which contains valuable chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly Manufacturing Systems, Inc. ("AMS"), a wholly owned subsidiary, the Company is in the business of designing and manufacturing custom precision automated assembly equipment.

(a) Historical Development of Business

Originally organized in July 1980 to pursue the development and commercialization of the LFC Process, the Company known then as Synfuel Genesis, Inc. merged with Vision Development, Inc. in June 1985 and changed its name to SGI International. In mid-1989 the Company and Shell Mining Company ("SMC") entered into a 50/50 partnership (the "TEK-KOL Partnership") to jointly own, commercialize and license the LFC Process. Also in 1990, a subsidiary of SMC, the ENCOAL Corporation ("ENCOAL"), pursuant to a Cooperative Agreement with the Department of Energy ("DOE"), began constructing a LFC demonstration plant, which began operation in 1992. In November 1992, Zeigler Coal Holding Company ("Zeigler"), which became one of the largest coal producing companies in the United States, purchased SMC and its assets, including the ENCOAL Demonstration Plant. From 1990 through April 1995, the principal business of the Company was to continue the development of the LFC Process through research at the ENCOAL Demonstration Plant, testing the efficacy of applying the LFC Process to low-rank coals on a worldwide basis, and working to develop LFC projects domestically and internationally.

In April 1995 the Company agreed with Zeigler that the ENCOAL Demonstration Plant was operational. As part of that agreement, the Company and SMC agreed to make the TEK-KOL Partnership an operating entity to pursue LFC Process licensing and other opportunities both overseas and in the United States. The TEK-KOL Partnership pursued LFC Process development and LFC project development until termination in November 1998. The LFC Process has been used at the Demonstration Plant, owned by the ENCOAL Corporation, in Gillette, Wyoming, to produce Process Derived Fuel ("PDF") and Coal Derived Liquid ("CDL") for a number of test burns handling and storage tests with various coal users. During 1995 the Company commenced development of the OCET Process, which is designed to deasphalt crude oil and increase the ratio of high quality fuels refined from residual oil bottoms. Also in late 1995 the Company acquired AMS, which is in the business of designing and manufacturing custom precision automated assembly equipment.

                               SGI International

In May 1998, as a result of Zeigler's intended sale and cessation of interest in actively pursuing the development of the LFC Process, the Company gave notice to Zeigler that it was terminating the TEK-KOL Partnership Agreement. Termination occurred on November 11, 1998. In September of that same year AEI Resources ("AEI") acquired Zeigler in a stock purchase and subsequently sold the former Zeigler western coal mines (Buckskin Mine-location of the ENCOAL Demonstration plant and the North Rochelle Mine) to Vulcan Coal Holding Company ("Vulcan"). All of Zeigler's LFC related assets remained the property of AEI.

On December 9, 1999, the Company acquired from Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly owned subsidiaries of AEI: (1) Bluegrass' 50% interest in the LFC Process as well as Bluegrass' interest in the TEK-KOL Partnership; (2) the ENCOAL corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build a commercial sized LFC plant near Gillette, Wyoming; among other tangible and intangible LFC assets and (3) NuCoal LLC which owns certain design and engineering drawings for the construction of a commercial LFC plant (collectively referred to as the "ENCOAL Acquisition"). See Note 11 "Asset Acquisition" of the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB for additional information regarding the ENCOAL Acquisition.

In January of 1999, the Company entered into a number of agreements with MLFC, a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC, regarding the LFC Process. The Company and MLFC entered into a LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement, Services Agreement and Security Agreement with the purpose of further developing the LFC Process and licensing its use in proposed LFC Process plants worldwide.

The Operating Agreement, as amended between MLFC and the Company, governs the management of the new joint venture company, LFC Technologies, LLC ("LFC Tech"). The purpose of LFC Tech is to conduct research and development activities with respect to the LFC Process and other approved business. The Amended and Restated Services Agreement between MLFC, LFC Tech and the Company provides that the Company will provide certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing related engineering work.

In October of 1999, the Company and MLFC further amended the terms of their above described business relationship, by executing certain amendments (the "Amendment") to the various joint venture agreements that they had previously entered into in January. The Amendment called for the transfer of the LFC patents and other items to LFC Tech, in return for certain payments more fully described in Note 4 "LFC Related Assets" of the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.

(b) Business of Company

The Company is primarily in the business of developing and marketing energy related technologies. The Company identifies its business segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process, and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States. However, through its various collaborative arrangements (previously with TEK-KOL

                               SGI International
and now LFC Tech) the Company will continue to participate in the marketing of the LFC Process on an international basis.

LFC OPERATING SEGMENT

Overview. The Company has developed a patented technology, which it refers to as the LFC Process. The LFC Process is intended to convert and upgrade low-rank coal and simultaneously produce a hydrocarbon liquid. The LFC Process produces two products, one called PDF, and the other, CDL. PDF produced by the LFC Process has a higher heating value and in general has improved environmental properties when compared to the host coal. The Company believes the LFC
Process could upgrade a significant portion of the world's abundant low-rank coal reserves into a higher Btu coal and also produce valuable chemical products from the CDL. In the opinion of management, PDF, with the appropriate host coal, could provide cost-effective compliance with certain environmental legislation and regulations, including the 1990 Clean Air Act Amendments, and other current and possibly future U.S. and international environmental regulations.

The LFC Process produces PDF and CDL by heating low-rank coal under carefully controlled conditions. The Company believes many existing users of coal in the U.S., such as electric utilities, face costly capital expenditures to modify their coal-fueled electric power plants to comply with the Clean Air Act Amendments ("CAAA"). According to the DOE, the Clean Air Act impacts over 261 generating units at 100 coal fired electrical generating plants in the U.S.
and, by the year 2000, requires many major U.S. power plants to achieve specified reductions of nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. The Company believes many countries outside the United States, who currently generate much of their electricity from burning coal and which have substantial low-rank coal reserves, could use the LFC Process to provide a more cost-effective fuel source for the production of power.

To date, the Company individually or through it's TEK-KOL Partnership, has granted four licenses for the LFC Process which includes a non-exclusive license to Rosebud Energy Corp., a license for the operation of the LFC Demonstration Plant, a license to itself and a license to LFC Technologies, LLC.

The Company intends to license the LFC Process to electric utilities, coal producers, steel companies, foreign governments or agencies thereof, or affiliates of these parties. While the Company also intends to be actively involved in owning and operating domestic and international LFC Plants, the resources required to develop, construct and operate an LFC Process plant are likely to require in excess of $450 million, over a year of construction and expertise in major plant development and would therefore require substantial additional funding to participate in such ownership.

LFC Process Description and Development. The LFC Process employs a mild gasification process that produces a chemical change in the feedstock coal by drying, pyrolyzing and stabilizing the feed product under carefully controlled conditions. In the drying phase of the process, screened coal is fed into a dryer where most of the 26-30% moisture inherent in the feed coal is driven off. The dried coal is then subjected to higher temperatures in the pyrolysis step where much of the volatile matter is turned into gas and the solid product achieves increased reactivity as a result of increased internal porosity, and thus has a greater surface area. The gases from the pyrolysis step are condensed into the liquid product, CDL. CDL contains a range of distillate grade liquid fuels and a series of high value organic chemicals. The non-condensable gases from the process provide 70% of the process heat requirements for an LFC plant. The Company believes that the overall process is 90% energy efficient. The solid product PDF from the pyrolysis step is quenched with water to stop the pyrolytic reaction. The PDF is then cooled and rehydrated to about 8% moisture, its new equilibrium level, prior to entering the finisher for the finishing step that creates a stable product that will not self-ignite.

                               SGI International

The major factors that differentiate LFC from other coal benefication, liquefaction or gasification technologies are as follows:

o The process simultaneously produces solids and liquids.

o The control system regulates the heating rate and temperature level to control the governing kinetics of gasification and stabilization reactions, producing products that are consistent in quality.

o The beneficiated coal (PDF) is stabilized in order that it will not self-ignite. Once stabilized the Company has found that PDF's stability is equivalent to the host feed coal. The Company believes the operation of the Demonstration Plant has provided key operational and engineering design data for the LFC Process.

LFC Process Demonstration Plant. In 1989, ENCOAL Corporation and the DOE each committed to fund one-half of the costs to construct, own and operate a "Clean Coal Demonstration Plant" using the LFC Process at the Buckskin Mine near Gillette, Wyoming. The Demonstration Plant was constructed as part of the U.S. government's Clean Coal Technology Program. Several amendments of the original Cooperative Agreement with the DOE extended the shared funding of the Demonstration Plant to September 1996. Additional, no-cost, amendments extended the Agreement end date to July 1997 to permit completion of final reporting. TEK-KOL licensed the LFC Process to SMC Mining for use at the Demonstration Plant. Construction of the Demonstration Plant began in 1990 and was completed in 1992. The Demonstration Plant was not expected to, and did not, produce any licensing royalties to the Company.

In November 1992, Zeigler purchased Shell Mining Company and its assets, including the ENCOAL Corporation and Demonstration Plant. The purpose of the Demonstration Plant was to demonstrate the validity of the LFC Process and it was not intended as a commercial plant. The Demonstration Plant produced and shipped 83,600 tons of PDF to eight utility customers and 119,285 barrels of CDL to eight industrial users. Based on the Company's analysis, test burns of PDF indicate that PDF is a viable fuel, which can be used with minimal modification of the coal burning equipment. The Company believes PDF can be a means for helping utilities or other coal burning facilities meet the requirements of the Clean Air Act and its amendments. While the Company believes that the results of the Demonstration Plant can be duplicated in a commercial facility, there can be no assurance that such results will be achieved in a future commercial facility, if any, using the LFC Process.

The Company believes the operation of the Demonstration Plant from 1992 through the third quarter of 1997, when its operations were discontinued, has provided invaluable design data and engineering parameters to assist in the commercial development of the LFC Process. The cessation of operations of the Demonstration Plant may have a material adverse impact on the marketing of the LFC Process and co-products. Although the Company believes it has completed the basic development of the LFC Process, the Company continues to refine the process in order to reduce the cost and improve efficiencies for a future commercial LFC plant. Further, a number of utilities have indicated they would like to have PDF delivered to them for test burns, which if successful, would be used as a basis for entering into longer term agreements to purchase additional quantities from large scale commercial LFC plants. To provide these test burn quantities, the Company believes it would be valuable to restart operation of the Demonstration Plant. Consequently, as previously stated, the Company acquired the ENCOAL plant in December 1999 and is working diligently toward financing the restart of the plant. There can be no assurance that the Company will successfully restart the Demonstration Plant or after having done so will be able to license the process, sell LFC products commercially, or if sold, generate profits for the Company.

Products & Markets. The Company's marketing efforts are in part based on the Company's belief that low-grade (or low-rank) coals of the world are relatively disadvantaged in the marketplace compared to

                              SGI International
higher-rank bituminous coals. Low-rank coals generally have higher water content, which makes them more expensive to transport to distant markets. Additionally, their lower heat value can make them a less efficient boiler fuel. The Company expects that PDF and CDL produced from Powder River Basin ("PRB") coal can reduce transportation costs by removing water, and economically produce lower sulfur, higher heat-rate, cleaner burning coals along with potentially valuable co-product coal tar derived chemicals. Due to the low-sulfur and low NOx qualities both PDF and CDL provide environmental benefits that the Company believes will be increasingly valuable as more stringent environmental regulations are implemented.

The Company believes that electric utilities that are located east of the Mississippi River and burn predominantly bituminous rank coals represent the largest potential market for PDF. Specifically, those generating stations that both, use high sulfur coals and that may be affected by pending state implementation plans to reduce nitrogen oxide emissions, represent the best marketing opportunities. This belief is predicated on two forces, which are currently driving the market. The first is cleaner air standards being promulgated by the EPA and other state agencies and the second is the deregulation of the electric generation industry.

Cleaner air standards are being driven primarily by Title IV of the Clean Air Act Amendment Phase II (effective January 1, 2000) which require that electric utility power plants built before 1990 with annual generating capacity in excess of 25 megawatts reduce total emissions of sulfur dioxide from power plant stacks below 1.2 lbs. SO2 per MMBtu. Phase II affects approximately 2,500 boilers at 1,000 electrical generating plants and other industrial users of coal. When using PDF produced from coal feedstock mined from Wyoming's southern PRB, test data has indicated that a SO2 emission rate of between 0.3 and 0.5 lbs.
per MMBtu can be expected. In addition, emissions from the use of PDF from the PRB can reduce NOx emissions by approximately 25% when compared to typical competing eastern coals. While PDF represents a product from a new technology that may reduce NOx and SO2 emissions from power plant stacks, there can be no assurance any of these utilities would elect to use PDF once development is completed.

In addition to the pending environmental tightening of the rules for using fossil fuels, the Company believes that other events are already taking place that will favor markets for PDF. These events include, but are not limited to, deregulation of the electric utility industry, consolidation among the coal and railroad companies and the consequent need to reduce costs will promote the use of more efficient boiler fuel technologies like PDF. Deregulation in the electric power industry is expected to result in intensified price competition, and increased price volatility as the industry moves towards full-scale open competition. This competition is being accomplished through the unbundling of generation, transmission and distribution services that have traditionally been integrated by the local service provider. This restructuring is expected to cause some electricity generators to operate as merchant plants without a guaranteed market for their production output. In such an environment these generators will face constant competition for the sales of their products and services. As a result, in order to stay competitive plant operators will be required to cut costs, improve operating efficiencies and keep capital expenditures to a minimum. All of this is coming at a time when both federal and state regulators are enacting and enforcing more stringent air quality standards. With coal-fired electric utility power plants coming under more and more pressure to comply with these standards the Company believes that operators of these coal-fired units will look to PDF for a solution to this dilemma.

In the Company's opinion, legislative efforts will likely continue to pressure electric utilities already faced with steady growth in electric loads, and constrained by fixed environmental emission limits. The emission allowances created in the 1990's are being depleted and technological "fixes" such as flue gas desulfurization (scrubbing) and selective catalytic reduction (SCR) are expensive, especially for units rated less than 200 megawatts (Mw). The Company believes that these smaller generating units that cannot economically support large-scale, capital improvements, could benefit substantially by switching to efficient, clean-burning fuels like PDF. Recent action by the Department of Justice on

                              SGI International
behalf of the EPA against eight major electric utilities throws into question the utilities compliance strategy and heightens the risk that they will have to make further capital investments. History indicates that while EPA regulations are often delayed and weakened they are usually implemented. The Company believes that fuel switching, free of long-term capital investment, is a financially safe solution for reducing emissions. Of course this anticipated market assumes that regulations passed under the CAAA remain in effect. Any amendments to the CAAA or other state emissions standards that reduce the specified limits on SO2 or NOx emissions could negatively impact the potential size of the market and the domestic growth prospects of the Company.

The Company believes that a number of factors indicate that PDF, produced from PRB feedcoal, should be an attractive boiler fuel for steam generation under the conditions previously noted, after the year 2000.

Location. The PRB contains an abundant, long-term supply of low-sulfur coal that is served by one of the most efficient transportation systems in the world.

Quality. The low emission levels of sulfur and nitrogen oxides when burning PDF adds value to a utility plant, under the current regulatory scheme, since both SO2 and NOx are commodities that are traded through an allowance tracking system.

Ash Composition. The ash in PDF remains unchanged in the LFC Process, therefore maintaining similar characteristics as other PRB coals during combustion.

The abundance of long-term coal supplies combined with the economics of producing low-sulfur western coal have created demand for western coals considered improbable ten years ago. With increased investment in rail infrastructure, the Company believes that the PRB will remain the largest coal-producing region in the U.S. for the foreseeable future. A relatively high Btu fuel like PDF or blends of PDF with run-of-mine PRB coal should benefit from the growing demand anticipated by the Company for western coals, assuming they that can be delivered economically to Midwestern and eastern utility markets.

A number of factors support the likely of beneficiated coals like PDF as an alternative fuel choice for coal-fired units in the foreseeable future:

o The historically low cost of coal production and the existing coal fired infrastructure that generates most of the electricity (56%) in the U.S.

o Electricity load-growth is projected to increase about 2% per year requiring the capacity factors and the consumption of coal in existing coal-fired units to increase. For example, nationally, coal plants operate at an average 62% capacity factor. The Company believes a feasible maximum is about 70%. Based on the Company's analysis, an increase in coal-fired capacity of 8% would result in over 100 million tons per year of additional coal demand.

o Phase II of the Clean Air Act Amendments (1990) may have a profound effect on fuel choices in the future, especially favoring coals like PDF that emit low levels of sulfur and nitrogen oxides.

o A high percentage of older, higher-cost, power plants will soon be retired requiring even more generation from the remaining newer, efficient coal plants.

These projections are supported by the fact that several major U.S. utilities have shown interest in including PDF as a part of their future fuel plans and have even conducted limited test burns of PDF. In fact, the Company signed an agreement with Illinois Power in May 1999 for their purchase of all the PDF produced from the ENCOAL Demonstration plant through 2004 with an option to purchase up to 500,000 tons per year from a commercial sized LFC facility utilizing southern PRB quality feedcoal.

                              SGI International

CDL is a liquid produced by the LFC Process, which in the past has been sold into the fuel oil market. However, fuel market prices do not reflect the full value of CDL as it contains several high value chemicals and chemical feedstocks that have traditionally been supplied by coal coking facilities. The Company believes that with the continuing shut down of coking facilities, due to their prohibitive environmental liabilities, a significant and growing shortfall in domestic coal tar feedstock supply is likely. This shortfall combined with an anticipated growth in demand for these same coal tar chemicals may fuel a strong interest in obtaining new, large-scale supplies of feedstocks like those derived from CDL.

Since early 1999, considerable laboratory effort by SGI's Technical Center (SGITC) has helped define potential markets for the various components of CDL. The combined value of these components, if they are successfully segregated, is now in the range of $30.00 per barrel, up from the original $6.00 per barrel when the product was sold as a fuel. A target product slate has been developed for both the ENCOAL Demonstration plant and for the first commercial LFC plant. A majority of the products fit predominantly into specialty product applications.

Due to the specialty nature of the CDL products, limited market information is published. In most cases, a few chemical processors control the markets and set the prices based on their available feedstock supply to either a single or very few chemical-processing facilities. The Company believes that even in those limited markets, demand for each of the Company's liquid products is likely to increase. Prices are also expected to increase as the current suppliers of chemical feedstocks face economic pressure from tightening environmental regulations. The slate of chemical products expected to be produced from CDL consist of cresylic acid, a light hydrocarbon fuel, mineral waxes and anode feedstocks.

Cresylic Acid. The lightest liquids distilled and extracted from crude CDL contain commercially useful tar acids. Cresylic acid, also known as tar acids in the chemical industry, is a mixture of phenols, cresol, xylenols and other alkyl phenols. It is further processed into phenolic resins for plastics production, magnet wire enamel solvent and other chemical intermediates. Rapid growth is expected for 2,6 xylenol. Modest growth is projected for major cresylics.

Light Hydrocarbon Fuel. The CDL derived distillate fuel is produced by solvent extraction of material boiling below 550 degrees F. It has viscosity, boiling point and flash point below SAE #2 fuel oil and equal energy content to SAE #6 fuel. It can be blended with other petroleum-based fuels for use in boilers or other oil-fired burners. The Company's principal markets would likely be regional users of various types of industrial fuel oils. Because of its similarity with Diesel #2, future testing may demonstrate additional economic applications such as a locomotive diesel fuel extender in engines.

Mineral Wax. Industrial grade waxes, similar to those that can be extracted from CDL, are known as "slack waxes" and represent the largest segment of the wax industry. Applications for slack wax include composite board coatings (particleboard and oriented strand board), fertilizer de-dusting agents, anti-corrosive coatings and fire logs. The most effective application to date for slack wax is board coatings as an additive to prevent swelling and moisture absorption. Composites in the lumber industry are expected to have strong market growth. Within the composites market, oriented strand board consumes about 175,000 tons per year of wax and is the single fastest growing segment of the lumber market at 7% per year.

The supply of petroleum based slack waxes is expected to diminish, as refiners will be forced by SAE guidelines in 2002 to improve grades of lubricants. Enhancing lubricants requires further reduction in wax production. As a result, at least four major refiners, Amoco, Lyondell, Texaco and UNOCAL have exited the wax production business in the past two years.

                              SGI International

Anode Feedstock. CDL is a complex liquid comprised of hundreds of aromatic chemical compounds. It can be refined into various distillate products including coal tar pitch. Coal tar from the CDL appears to be a good blending agent with coal tars derived from the production of metallurgical grade coke. Coal tar is further refined into various distillate products including coal tar pitch. Pitch is the "glue" used to bind carbon particles together in industrial anodes, an essential component for the electrochemical reduction process to refine aluminum.

Environmental regulations have required processing changes in the international steel and aluminum industries resulting in decreased production of coal tar and increased demand for coal tar pitch with low levels of unsubstituted polynucleic aromatics ("PNA"). Production of coke in the United States is expected to decrease sharply over the next five years due to environmental legislation affecting emissions from coke plants. Analytical testing of coal tar pitch produced from the LFC Process indicates that it contains very little PNA's. Assuming such decrease in coke production and demand, the Company believes that this could create a demand for LFC produced coal tars if they were to become commercially available.

For the future, results from SGITC's research indicate that several additional products may be profitably extracted from CDL. Development of products such as phenolic resins, surfactants, other higher value waxes, asphalt sealers, phenols, naphthalene and mixed fuel gases are currently underway and are expected to increase the overall potential value of a barrel of CDL even further.

International Markets. As stated previously, the Company believes that the current domestic market holds the most short-term economic potential. However, the international coal market is estimated by the Company to be substantially larger, at approximately four times the size of the domestic market. While the Company has completed over seventy feasibility studies on candidate coals in China, Russia, Indonesia and Australia, and entered into various memorandums of understanding with international governments and private entities the current poor economic conditions in these countries has negatively impacted the progress of these projects. Consequently, the Company does not expect these projects to progress until economic conditions improve. The Company's objective in these foreign markets is primarily to meet the needs of providing more energy efficient and environmentally friendly products as an upgraded coal utility fuel, a liquid fuel, specialty products and chemical feedstocks for domestic use and/or to provide a value added export product.

Competition. The principal markets for PDF and CDL are in the energy industry, which is intensely competitive. There are many companies engaged in research into ways to clean or convert coal into a more environmentally acceptable fuel or other commercially viable products. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources and may be better equipped to develop, test and license coal-refining technologies. In addition, some of these companies have extensive experience in operating refining plants and many of these companies have extensive experience in operating coal-burning plants. These companies may develop and introduce coal-refining technologies competitive with or superior to those of the Company prior to any market acceptance for the LFC Process or other technologies developed by the Company or its subsidiaries. However, to the best of the Company's knowledge no other competitor using a clean coal technology has shipped as many unit trains of product or has had product tested in as many coal fired boilers of various utilities as PDF. In fact, to the best of the Company's knowledge none of these other competitors' efforts have yet resulted in an economically viable and commercially acceptable process.

The relative speed with which the Company markets the LFC Process and enters into licenses or other agreements with third parties who, thereafter construct, own and operate a plant using the LFC Process and their success in supplying processed coal products, are expected to be important competitive

                              SGI International
factors. The Company expects the principal competitive factors to include, among other things, how quickly the Company can develop LFC projects and market products to provide electric utilities an alternative means to comply with air emission regulations, as well as how economically LFC Process coal products can be produced, at what quality levels and how fast demand for such products develops, compliance with environmental standards, transportation costs, cost comparisons to other fuels, and the strength of any patents for the LFC Process or for other related technologies.

The demand, if any, by coal-fired electrical generation facilities for processed coal products derived from using the LFC Process may also be materially impacted by competing fuels such as other naturally occurring low-sulfur coals, natural gas and emission control technologies, such as selective catalytic reduction. The Company believes other factors which may influence competition, include the availability and cost of delivered coal, the difference between the costs of other energy alternatives and coal prices and availability, regulatory efforts to reduce pollution and other emissions, regulatory incentives, if any, to utilize clean coal based energy sources and the reliability and cost effectiveness of the LFC Process relative to other competing technologies.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, maintain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the period between development and testing of the LFC Process and any possible introduction of the technology into the commercial market place.

The Company is aware of several entities in the U.S. and in foreign countries, which are engaged in producing clean-burning coal. These include the Rosebud SynCoal Partnership, owned by a subsidiary of Montana Power Company, which owns a plant in Colstrip, Montana. Also, KFX, Inc., a public company, is engaged in producing a clean coal product: Carbontec, which produces upgraded coal at a pilot plant; and Custom Coals, International, which makes a clean coal product. There can be no assurance that the Company will be able to compete successfully with any of these companies. However, to the best of the Company's knowledge, none of these competitors produce both a solid and liquid product in commercial quantities.

Patents and Proprietary Technology. The Company has patents or patent applications for eight LFC Process and LFC Process related patents in the U.S. and in five foreign countries.

There can be no assurance any additional patents will be issued to the Company as a result of its pending applications, or, if issued, such patents combined with the existing Company patents will be sufficiently broad to afford protection against competitors using a similar technology. The Company's success will depend in large part on its ability to obtain patents for the LFC Process improvements and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder would provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company. United States patents do not provide any remedies for infringement occurring before a patent is granted. As patent rights are territorial, the Company may not have an effective remedy against use of their patented technology in any country in which the Company does not, at the time, have an issued patent.

The commercial success of the Company may also depend upon avoiding the infringement of patents issued to competitors. LFC Technologies, LLC now owns all of the technology relating to the LFC Process through which the Company currently owns 50%. If competitors prepare and file patent

                              SGI International
applications in the United States claiming technology also claimed as proprietary by the Company, the Company may incur substantial costs in participating in interference proceedings declared by the U.S. Patent office ("PTO") to determine the priority or infringement of the invention. An adverse outcome of such proceedings could subject the Company to significant liabilities to third parties and could require the Company to license disputed rights from third parties or cease using the infringing technology. Although the Company believes its current and proposed activities do not and will not infringe upon patents for competing technologies, there can be no assurance that the Company's belief would be affirmed in any litigation over any patent or that the Company's future technological developments will be outside the scope of these patents.

A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the extent or nature of inventions being claimed in pending patent applications filed by its competitors. If competitors infringe on the Company patents, which are pending, but not yet issued, LFC Technologies, LLC and the Company will not be able to pursue infringement claims against them unless the infringement continues after such patents are issued.

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

Governmental Regulation. The LFC Process, as it is proposed to be used in the operation of a LFC plant, will likely be subject to numerous federal and state regulations. Although the Company intends to own a portion of any future commercial LFC plant constructed in the United States, it is more likely to be wholly owned by others since the Company does not now have, and may not in the near future have the financial resources necessary to develop, construct or operate such plants.

Domestically. LFC plants will likely require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of any such facility may begin, and will be subject to periodic maintenance or review requirements once any such facilities begin production. Such permits and regulations include, among others: (i) air quality;
(ii) wastewater discharge; (iii) land quality; and (iv) hazardous waste treatment storage and disposal. There can be no assurance that such approval will be granted to any licensees of the LFC Process in the event a plant is proposed to be constructed and operated using the LFC Process. In addition, there can be no assurance future domestic or international governmental regulations will not change and the necessary permits and approvals for any future commercial-scale production facilities will not be prohibitively expensive or difficult to obtain. Any failure by any licensee of the LFC Process to obtain required regulatory approvals, or any substantial delay in obtaining such approval, could have a material adverse effect on the Company.

Mine Health and Safety Administration ("MHSA") regulations and approvals may be applicable to any use of the LFC Process at a plant constructed for such use. The Demonstration Plant in Wyoming operated under the oversight of the MHSA since construction began. The Company believes the ideal location for an LFC Process plant will be on the grounds of or adjacent to a coal mine to minimize transportation costs.

The Clean Air Act and amendments specify certain air emission requirements for electrical utility companies and industrial coal users. The Company believes the Clean Air Act is now, and will in the future be, a significant factor in creating demand and a market in the U.S. for the LFC Process and

                              SGI International
products from the PRB. The Company believes electric utilities and industrial coal users who use the LFC products will be subject to the Clean Air Act, and compliance with such regulations could be fully or partially met through the use of these products. Beginning on January 1, 2000, Phase II of the Clean Air Act Amendments imposed a permanent cap on sulfur dioxide emissions and requires nitrogen oxide reductions. A full or partial repeal of the Clean Air Act could have a material adverse impact on the Company. The Company is unable to predict future regulatory changes and their impact on the demand for the LFC Process.

Internationally. Future international LFC plants, if any, will also be subject to various permitting and operational regulations specific to each country. Generally, environmental permitting and operating regulations in countries outside the United States are not as stringent as those within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a world-wide basis to reduce emissions of various pollutants, which the Company expects will create additional demand for its products.

Research and Development. In 1999 and 1998 the Company incurred approximately $841,000 and $223,000, respectively in research and development expenses to further refine and develop the LFC Process, its associated products and markets.

OCET OPERATING SEGMENT

Overview. The OCET Corporation, a totally-owned subsidiary of the Company, is a development stage company incorporated in the state of Delaware. OCET is developing an energy-related technology referred to as the OCET Process. The OCET Process is designed to deasphalt crude oil or resid. Resid is the residue remaining after processing crude oil in a refinery to produce liquid fuels and lubricants. The OCET Process is still in development, and will require additional research and development before it is ready (if ever) for commercial use. Future funding necessary to carry on the development of the OCET Process will be primarily for the operation and maintenance of the OCET Process Development Unit ("PDU"). See Note 6 "Information on Industry Segments" of Notes to Consolidated Financial Statements included in Item 7 of Part II of this form 10-KSB for additional information.

The OCET Process uses an electric field to enhance the affect of the solvent used to destabilize the crude oil or resid to separate out the asphaltenes and metal contaminants contained in the feedstock thereby producing a higher quality liquid. The electric field processing distinguishes the OCET Process from other deasphalting processes known to the Company, and the Company believes OCET will provide an additional method for controlling the rate, selectivity and yield of the separation.

In its simplest form, OCET may be viewed as an enhancement of a process already utilized by the petroleum refiner; namely, solvent deasphalting. OCET uses electric fields in combination with additives to enhance the rate and selectivity of the separation of the feedstock into two streams, one a liquid reduced in asphaltenes and metals, and a second stream containing the asphaltenes and the bulk of the metals. The latter can be either solid or liquid, depending on process conditions, and can be used as feedstock to a coker or as a fuel. The composition of each phase can be adjusted to accommodate the intended end use for each stream. Specific benefits are a function of the feedstock and the conditions under which the process is applied. The OCET Process was reviewed in 1999 by two international construction and engineering firms, and the results of this review indicates that OCET significantly improves the existing technology that uses pentanes as a solvent. Therefore, the Company believes OCET may eventually become a cost-effective means of improving the quality of deasphalted oil while reducing levels of sulfur, catalyst-fouling metals such as vanadium and nickel, and carbon-forming components.

                              SGI International

The Company's principal efforts in commercializing the OCET Process are intended to focus on licensing the technology to petroleum engineering and construction companies, oil refineries, oil companies, and other parties with related interests. The Company's long-term objective is to commercialize the OCET Process worldwide by adding it to existing solvent deasphalting units in refineries. The Company also intends to develop and commercialize all related applications for the process. The Company in conjunction with various engineering and oil refiners is exploring ways to increase the yield of a typical refinery's current solvent deasphalting operations. The Company is also seeking other collaborative arrangements with manufacturers and developers of deasphalting equipment as potential partners. Construction and operation of any future commercial scale facility using the OCET Process is dependent upon funding from the petroleum engineering and construction company, oil refiner, oil company, or other third parties. There can be no assurance such funding will be made available.

Markets. The Company believes domestic and worldwide demand for gasoline and chemical feedstocks is expected to increase. Consequently, worldwide refining capacity is also expected to increase, in conjunction with an expected increase in the supply of low quality heavy crudes. The Company believes new as well as upgraded existing oil refineries are likely to be called upon to meet increased worldwide demand for fuels and chemical feedstocks while relying on increasingly heavy crude as feedstock, especially on the Western and Eastern Seaboards and on the Gulf Coast.

On average, most refineries produce approximately 25% to 35% resid per barrel processed. Vacuum Resid ("VR") in particular has a low value and in some instances poses a disposal problem. A paper presented at the 1996 National Petroleum Refiners Association pointed out that the drive by petroleum companies to increase profitability of their refineries has been implemented by using a number of methods to deal with VR. In an attempt to increase refinery profitability, recent commercial advances in process technologies have been employed. As a means of disposing of the VR, refiners have used the VR, pitch, or coke for power generation or hydrogen production projects.

Current processes for treating VR force refiners to make difficult compromises. High-temperature processes (mainly cokers) degrade the hydrocarbon fraction of VR, resulting in products with minimal value. Refiners using low-temperature processes (crackers) limit the amount of VR which can be sent to a cracker because asphaltenes and metal contaminants contained in the VR, will destroy the expensive catalysts used in making high value products. For this reason many refineries try to minimize the amount of VR by utilizing solvent deasphalting processes upstream. Current solvent deasphalting technology is unable to offer high yields of the hydrocarbon fraction with lower metals and asphaltenes. The OCET Process is designed to address this issue by increasing the efficiency of the solvent deasphalting operations.

Industry data available to the Company indicates that there has been a shift of crude oils over time to being higher in resid volume and contaminant levels, and therefore, the need for a successful deasphalting technology has increased. Experts in the industry and the Company, believe that the quality of crude oils has declined and has a greater amount of asphaltenes, nickel, vanadium, and other contaminants in both the crude oil as well as in the resid. This reduces the value of the crude and resid since these elements inhibit the refiner's ability to produce high value products.

The target application for the OCET Process is the upgrading of refinery resid to produce high quality feedstocks for refinery catalytic and hydro-cracking upgrading processes. A higher quality feedstock with reduced asphaltenes, metals, carbon residue and other contaminants increases the effectiveness of the catalyst in producing more valuable products. The Company believes there may be other potential markets, including demetalizing vacuum gas oil, deasphalting and viscosity reduction of heavy crude oil at the well site, upgrading crude oil before introduction into the crude distillation tower at the refinery, and additional removal of metals from deasphalted oils.

                              SGI International

International Markets. While the Company's initial efforts are being focused domestically, management believes that international markets will be substantially larger and provide a greater opportunity for the OCET Process. Worldwide crude oil distillation refining capacity was 74.5 million barrels per day at the beginning of 1996, with worldwide petroleum demand of approximately 68 million barrels a day and refinery capacity utilization of approximately 95%. Management estimates that these refineries also produced approximately 12-15 million barrels per day of VR. To meet the projected growth in international oil demand, the EIA notes that refinery capacity will have to increase to 129 million barrels per day by 2020. The areas of greatest growth are expected to be in the Middle East, Central and South America, and the Asia/Pacific region. The same report by the EIA notes that new refineries will be called upon to meet increased worldwide demand for lighter products, such as motor fuels and chemical feedstocks to upgrade resids, to supply transportation fuels with reduced lead, and to supply both distillate and residual fuels with decreased sulfur levels.

Competition. The OCET Process is expected to enhance existing solvent deasphalting processes and to compete with alternative methods for separation of resids, solvent extraction processes. The primary method for disposing of resid is coking, which exposes resid to high enough temperatures to break apart some of the chemical bonds to produce gases, liquids and solid coke, but has high capital, operating and environmental costs producing very low value coke as a product. The OCET Process seeks to upgrade the value of the resid stream by improving the metal removal efficiency of the dominant deasphalting process which utilizes solvents.

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

Patents and Proprietary Technology. OCET presently has two patents issued for the process both of which were issued in 1998. There can be no assurance any patents issued to the Company, or OCET will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company.

Since crude oils are complex mixtures of literally hundreds of thousands of compounds, a major focus of the Company has been to develop the analytical tools necessary to characterize incoming materials and be able to optimize process conditions "on the fly." Because existing refineries process crude oils purchased from widely different sources, this ability is important for widespread refinery application of the technology. This understanding, which is essential to squeezing more useful materials out of each incoming barrel, also serves to protect the Company's technology and business from those who might attempt to copy it. These "trade secrets," coupled with appropriate patent filings, are the cornerstones of the Company's technology protection strategy.

Research and Development. The Company through the SGITC has been operating its model PDU, which it believes is capable of measuring OCET Process performance under refinery-like conditions of temperature and pressure. Concurrently, SGITC has developed the analytical methods and put in

                              SGI International
place laboratory staff, capable of measuring the performance of the PDU and presenting the data in industry standard terms, for the purpose of marketing the process to potential customers. These analytical resources are also capable of measuring properties of feedstocks and other refinery streams, so as to gauge the performance of the OCET Process against competitive processes in an effort to determine its commercial value and optimize process performance.

The Company has now tested the OCET Process on resid and crude oil samples from Venezuela, Mexico, and the Middle East. Results of these tests have been compared with those obtained in the commercial world through contacts with refineries and engineering companies, and discussions are continuing to develop various implementation opportunities. In all cases to date, the OCET Process was successful in reducing metals contamination. Careful analysis shows that OCET typically reduces metals in excess of 10% over non-electric solvent deasphalting experiments in the PDU. This metals reduction could translate into reduced hydrocracker catalyst usage, increased deasphalter throughput or increased Deasphalted Oil ("DAO") yield, depending on how the process is operated, all of which have varying levels of economic benefit to the petroleum refiner. These benefits could be translated into revenue generating opportunities for the OCET Process via licensing the technology, either to an engineering company for new solvent deasphalter construction, or to refiners for addition to existing conventional solvent deasphalters or both. As these early results are considered positive by the Company additional testing on resids provided by potential customers are planned in 2000 to carry the process a step closer to commercialization. There can be no assurance the results of such laboratory tests will be proved in actual commercial scale developments, or that any commercial use will be made of the OCET Process.

In 1999 and 1998 the Company incurred approximately $810,000 and $989,000, respectively in research and development expenses to further refine and develop the OCET Process, its associated products and markets.

Government Regulation. The OCET Process, as it is proposed to be used in conjunction with oil refinery operations, will likely be implemented, if at all, by construction of facilities owned and operated by owners of these refineries and not by the Company. However, before any future new OCET Process facility may be constructed in the United States, it will likely require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies. Any such facility constructed would likely be subject to periodic maintenance or review requirements once the facility begins production. Such permits and regulations may include, among others: (i) air quality; (ii) wastewater discharge; (iii) land quality; and (iv) hazardous waste treatment storage and disposal. There can be no assurance that such approvals will be granted to any licensees of the OCET Process in the event a facility is proposed to be constructed and operated. In addition, there can be no assurance future domestic or international governmental regulations will not change and the necessary permits and approvals for any future facilities will not be prohibitively expensive or difficult to obtain. Any failure by any licensee of the OCET Process to obtain required regulatory approvals, or any substantial delay in obtaining such approval, could have a material adverse effect on the Company.

NEW PRODUCTS UNDER DEVELOPMENT

ASPHALTENE PROCESSING

Description. As a result of the work related to the OCET Process the Company believes that the asphaltenes produced by the OCET Process may produce a better coal like product than asphaltenes produced by the current processes used by refiners today. Consequently, the Company is currently developing a process that will, if successful, convert the unwanted asphaltene by-products of the OCET Process, as well as the existing solvent deasphalting processes, into a coal-like fuel.

                              SGI International

Current. Presently, asphaltenes produced from the existing solvent-extraction processes cannot be moved in large quantities or for any significant distances for use as solid power plant fuels due to their poor physical properties. Therefore, refiners either send this material to their fuel oil pool at low or no value, destroy it using units called cokers, which may entail a disposal cost, or inventory the material at a negative value. To solve this disposal problem, some refiners are looking to invest in projects that build an electric generating facility "across the fence" from their refinery boundary limits and use the asphaltenes as feedstock to that electrical facility because the heating value (Btu) of this material is extremely high.

Technical work at the SGITC is under way to develop a process for converting asphaltenes to coal-like fuels, and to identify industrial or electrical generation markets where this fuel could be profitably sold. The Company currently believes that if it were the owner and/or operator of any resulting conversion plant, that this product could provide it, if successful, with a significant revenue opportunity.

LEVEL SENSOR

Description. A new and novel level sensor was invented by the Company during the development of the OCET PDU in 1998, which overcame a number of limitations presented by existing "off-the-shelf" equipment at the time. While some of these limitations were somewhat unique to the PDU, the resulting sensor with high sensitivity, electrical stability with long cable runs and small size was a significant improvement over existing capacitive level sensors. Patents, both U.S. and foreign, have been applied for to protect the Company's new technology.

Current. The Company's market research conducted in 1999 indicates that the level sensing business is highly competitive and heavily fragmented, both in distribution and technology, leading to relatively small sales volumes in many technology segments and making entry at any significant sales volume difficult. Very large industrial instrument companies generally have only very small business units in the level sensing area, and the successful ones must sell a variety of products based on multiple technologies, in order to support their operations

Because of this situation, the Company has chosen to investigate other opportunities, not only in the application of our new level sensing technology, but also in a range of applications in the industrial sensing business in general. Market research and product development work is proceeding to explore not only level sensing, but also unique industrial sensing applications as well. Several of these are currently under review, some of which could require large volumes of units. Some of the opportunities under investigation include: sensing of thermal levels in household appliances, refinery applications of interface level sensing, level sensing in underground gasoline storage tanks, development of long line digital sensors and others. Management believes some of these potential applications could lead to significant revenue opportunities. Accordingly, the Company is seeking to align itself with one or more larger well established instrument manufacturers to assist in developing an application for and manufacturing this innovative level sensor.

Part of the level sensing device is based on a patented chip technology which is the proprietary property of one supplier. This supplier, to management's knowledge, is the sole source of this type of chip. To assure an ongoing supply of these chips and to protect itself from other competitors in the instrument manufacturing industry in the United States, the Company has entered into a distribution and supply contract with this supplier. While we normally seek to reduce our dependence on sole and limited source suppliers, in some cases alternative sources are either limited or unavailable. In cases where the Company depends on limited sources, the complete or partial loss of certain of these sources could have a negative affect on our operations while we attempt to locate and qualify replacement suppliers.

                              SGI International

Patents and Proprietary Technology. The Company has filed for a United States patent application in February of 1999, which is currently pending. There can be no assurance any patents will be issued or if issued to the Company, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company.

The Company also seeks to protect its proprietary information, in part through the use of confidentiality and non-circumvention agreements with certain employees, consultants, contractors or other third parties who may be exposed to such information in the ordinary course of business. There can be no assurance however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's proprietary information will not otherwise become known or be independently developed or discovered by others including competitors.

ASSEMBLY AND MANUFACTURING SYSTEMS INC. OPERATING SEGMENT

AMS, a wholly-owned subsidiary of the Company, incorporated in the State of California, is a supplier of custom made precision assembly equipment. AMS designs and builds custom, automated assembly systems marketed principally to manufacturers in three principal industries: medical, automotive and high-tech (which includes the electronics and communications industries). These assembly systems integrate multiple manufacturing functions often into a single custom production line built to the customer's specifications.

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

                              SGI International

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

Major Customers. Revenue from sales of automated assembly equipment accounted for 80% and 99% of the Company's revenues in 1999 and 1998, respectively. The Company has one customer whose sales represent a significant portion of sales in the automated assembly systems segment in both 1999 and 1998. Sales to this one customer were in excess of 11% in 1999 and 16% in 1998. As is typical in the automated assembly industry, AMS relies on a limited number of customers for a substantial percentage of its net sales. In 1999 sales revenues derived from four customers represented approximately 66% of total sales. In 1998 sales revenues derived from four customers represented approximately 84% of total sales.

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

To manufacture certain of its automation equipment, AMS uses subcontractors for common industrial services such as machining, fabrication of welded structures, painting and powder coating on an as-needed basis. Manufacturing operations include purchasing, receiving, cutting, machining, grinding, electrical fabrication and testing, machine assembly as well as testing and all other functions required to complete the automated assembly product. When needed, AMS also employs a number of subcontractors for special assembly operations including welding, wire electric discharge machining and other unique operations.

AMS has implemented certain quality control procedures for its manufacturing facility. AMS's quality control personnel regularly monitor the manufacturing process and have initiated numerous procedures, which assist in quality control. AMS believes new customers, particularly Fortune 1000 customers with large assembly projects, may impose additional quality control standards. It is possible such customers or other quality control standards may require additional substantial expenditures over a long period of time, or that AMS may determine that such expenses are not cost-effective.

                              SGI International

Raw Materials. The primary raw materials used by AMS in assembly systems include such items as stock steel shapes, aluminum extrusions, billet and plate software. These raw material items are converted by AMS into the needed support structures and are custom-machined in house to be incorporated into the automated assembly systems purchased by AMS customers. Raw materials used by AMS are generally standard industry materials, which AMS believes can be provided from multiple sources of supply. AMS believes the most critical machine subsystems such as computers, vision systems, part feeders, conveyors and robots are also common and have multiple sources of supply. Up to approximately 75% of the AMS assembly system components are purchased off the shelf. AMS does not have any long-term contracts with any of its raw material suppliers, and believes numerous suppliers would be available in the event its current suppliers were not available.

Competition. The Company believes competition in the automation assembly industry is fragmented, and that no single competitor dominates the industry. While AMS competes with at least 85 other companies which are engaged in the automation assembly business, AMS believes the majority of these competitors provide assembly equipment for smaller projects, and cannot handle the larger projects (over $250,000 in price) for which AMS is currently competing. AMS's principal competitors currently include Anatol Automation Inc., Ismeca Europe S.A., Midwest Automation Division of DT Industries and Wright Industries. Many of AMS's competitors have substantially greater financial, marketing and technological resources than AMS.

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

Patents and Proprietary Technology. AMS does not own or share in any patents. The Company seeks to protect its proprietary information, in part through the use of confidentiality and non-circumvention agreements with certain employees, consultants, contractors or other third parties who may be exposed to such information in the ordinary course of business. There can be no assurance however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's proprietary information will not otherwise become known or be independently developed or discovered by others including competitors.

Backlog. Backlog consists of uncompleted portions of engineering and construction contracts with various corporate entities. Backlog of all uncompleted contracts at December 31, 1999, totaled approximately $1.9 million, compared to a backlog as of December 31, 1998, of approximately $0.6 million. Although backlog reflects business, which is considered to be firm, cancellations or scope adjustments may occur. Where appropriate backlog has been adjusted to reflect known project cancellations, deferrals and revisions in project scope and cost, both upward and downward.

Liability Insurance. The medical, automotive, high-tech and other products expose AMS to possible product liability claims, if the use of such products results in personal injury, death or property damage. AMS maintains product liability insurance in the principal amount of $2 million through April 2000. There can be no assurance such insurance will be adequate in terms and scope to protect AMS against material adverse effects in the event of a successful claim, or that such insurance will be renewed with acceptable terms and conditions.

                              SGI International

EMPLOYEES

As of December 31, 1999, the Company and its subsidiaries employed approximately 56 full time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that the relations with its employees are positive.

ITEM 2. PROPERTIES

The Company leases 5,500 square feet of office space at 1200 Prospect Street, Suite 325, La Jolla, California 92037. The term of the lease expires in December 2000. In addition, the Company leases office space in a suburb of Denver, Colorado, for marketing purposes. The term of this lease expires in December 2000. The Company also maintains an office in Gillette, Wyoming, for engineering and administrative purposes. The term of this lease expires in July 2000. The Company's OCET subsidiary leases 5,080 square feet of laboratory space at 11588-20 and 21 Sorrento Valley Road, San Diego, California 92121 pursuant to a lease which expires in May 2000. AMS leases 20,000 square feet of office and manufacturing space at 2222 Shasta Way, Simi Valley, California 93065, which includes 15,000 square feet of manufacturing space, which is currently being leased on a monthly basis. The Company and AMS believe their current facilities will be adequate for their respective expected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. Currently the Company is not party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the three months ended December 31, 1999, to a vote of the shareholders.







                              SGI International

================================================================================
                                    PART II
================================================================================

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is currently traded and prices are quoted on the NASD OTC Bulletin Board under the symbol SGII. The following table sets forth the high and low bid prices for SGI Common Stock during the periods indicated. The prices represent bid quotations and do not include retail mark-ups, mark-downs or fees, nor do they necessarily represent actual trades.

                               High       Low
        =======================================
        1999
         First Quarter       $ 0.41     $ 0.13
         Second Quarter        0.24       0.08
         Third Quarter         0.17       0.11
         Fourth Quarter        0.19       0.09

        1998
         First Quarter       $ 1.47     $ 0.75
         Second Quarter        1.72       0.63
         Third Quarter         1.70       0.28
         Fourth Quarter        0.57       0.27
        =======================================

As of March 13, 2000, the Company had approximately 2,300 stockholders of record, and believes it has beneficial owners in excess of that number.

The Company has not declared any cash dividends on the Common Stock and does not currently intend to pay any cash dividends on the Common Stock in the foreseeable future.

The Company had the following sales of unregistered securities during the three month period ended December 31, 1999.

On October 22, 1999, the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 70,000 common shares, to one consultant for consulting services. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. In connection therewith, the Company obtained investment representations and granted the holder piggyback registration rights. The exercise price was greater than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the date of grant at $0.1096 per share.

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

The Company retired approximately $3.42 million in existing 12% convertible debentures which were required to be paid prior to October 31, 1999, in exchange for new 12% convertible debentures (the "99D Debentures"), in the same amount, due September 30, 2001. The 99D Debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 2001. Interest on the debentures are payable quarterly in cash. The debentures are convertible at the option of the holder

                              SGI International
subsequent to November 15, 1999, in whole or in part, at the greater of: (i) the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company or (ii) $1.00.

As part of the 99D Exchange Offering, the Company also obtained an extension to September 30, 2001, of approximately $724,000 in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 30, 1999. Interest on the notes payable will continue to be made in cash on a quarterly basis.

In conjunction with the issuance of the 99D Debentures and amended notes, the Company amended existing warrants representing 463,300 shares of underlying common stock set to expire on December 31, 1999, with an exercise price of $1.20 per share to now expire on December 31, 2001, with a new exercise price of $0.30 per share. In addition, the Company also agreed to grant 170.5 shares of Series 99D Convertible Preferred Stock (the "99D Preferred") convertible with no further payment into an aggregate of 204,600 shares of common stock. The 99D Preferred shares are convertible at the option of the holder, any time after November 15, 1999, but only if the ten business day average closing bid price of the Company's common stock is $0.75 per share or greater at the time of conversion. The 99D Preferred stock has no voting rights, dividend rights or preference in liquidation and if not previously converted, will automatically convert into common stock on October 30, 2001.

In October 1999, pursuant to a note payable to one outside director, the Company issued 5,261 shares of restricted common stock for interest on the note valued at $1,315. These securities were issued pursuant to the exemptions provided by
Section 4(2) of the Securities Act and Regulation D. In connection herewith the Company granted the holder piggyback registration rights. Investment representations were obtained and legends were placed on the certificates.

As provided in their related service agreements, the Company on November 1, 1999, granted five warrants to purchase an aggregate 430,000 common shares to five employees for services rendered, pursuant to the exemptions provided by
Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the individuals and legends were placed on the certificates. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are first exercisable one year from the date of grant at $0.088 per share.

During the three month period ended December 31, 1999, the Company exchanged one $250,000, 12% note payable plus associated accrued interest of $12,625, payable upon demand, for approximately 1.6 million restricted common shares and an amended note payable valued at $100,000. The amended $100,000 note payable bears interest at 12% and matures on November 1, 2000. Upon maturity, both the principal amount and accrued interest thereon shall be payable in restricted common stock of the Company, calculated at 75% of the average closing bid price for the five trading days prior to maturity. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation
D. Investment representations were obtained from the accredited investor and legends were placed on the certificates.

During the three month period ended December 31, 1999, the Company raised approximately $195,000, net of finders fees, through the issuance of 2,584,833 restricted common shares to seventeen accredited investors. In connection herewith the Company granted the holders piggyback registration rights. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. Partially, in connection therewith the Company issued an aggregate of 159,263 shares of restricted common stock to one individual, Mr. B. Leichtling, as compensation for placement agent services.

                              SGI International

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements: This Annual Report on Form 10-KSB contains statements relative to: (i) projections, (ii) estimates, (iii) future research plans and expenditures, (iv) potential collaborative arrangements, (v) opinions of management, and (vi) the need for and availability of additional financing; which may be considered forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's SEC reports including this Form 10-KSB, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

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

                             RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to Year ended December 31, 1998.

Net Loss per Common Share. Basic net loss per common share decreased $0.40 per share over the prior year after taking into account a $1.13 million or $0.03 per share, foregiveness of debt. Imputed dividends of approximately $1.9 million contributed to the prior year net loss applicable to common of $7.4 million. Imputed dividends recorded in 1998 are related to the beneficial conversion feature associated with the issuance of convertible preferred stock. Also see
Note 2 "Significant Accounting Policies" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB. The decrease in basic net loss per share for the current year is primarily attributable to an increase in the weighted average number of common shares outstanding and a net loss decrease after imputed dividends of approximately $3.5 million over the prior year.

Revenues and Gross Margin. Revenues and gross margin for the current year decreased 16% and 8%, respectively, over 1998. Revenues and cost of sales are primarily attributable to AMS and are recorded using the percentage of completion method.

Sales and gross margin at AMS declined 33% and 8%, from the prior year, respectively. The Company believes this decline in sales is primarily the result of an unexpected decrease in sales to the automotive industry and an expected decrease in sales for the year to the high-tech (electronics and communications) industry which has historically represented the Company's largest sector. Sales to these industries continues to lag behind prior year levels and is expected to carry into the year 2000. Soft order activity throughout the year due to the deferral of capital spending programs by both automotive and electronics customers resulted in revenues from both industries that were significantly below those recorded during the 1998 fiscal year. The Company believes that a significant portion of this decline for the year was attributable to the effects of the turmoil in Asia's financial markets which

                              SGI International
carried over from 1998. The projected length and severity of the deferral in the capital spending programs for both the automotive and electronics industries is unknown at this time. This decline was partially offset by increased sales to the medical industry and resulted primarily from sales to two customers. Sales to this sector are projected to remain approximately the same in 2000.

Gross margin as a percentage of sales for the year in the automated assembly segment was 17% compared to 25% over the 1998 fiscal year, an 8% decrease. Gross margins may vary in a given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines. The margins in the automated assembly segment were down from the prior year reflecting inefficiencies related to the lower utilization of manufacturing resources and lower margins on new business.

The decrease in revenues experienced by the Company's automated assembly segment for the year, were partially offset by revenues derived from the various agreements with LFC Tech, it's joint venture with MLFC. More specifically, the Company received net revenues of $750,000 from its services agreement with LFC Tech. The parties agreed to the acceleration of the payments due under the services agreement in part due to the significant amount of work performed by the Company in evaluating CDL chemical constituents and their corresponding markets. As a result of the acceleration of payments no additional revenues are anticipated from the Services Agreement through the year 2000.

Loss on Investment in LFC Investees. The Company's share of the losses for its LFC joint ventures (TEK-KOL and LFC Tech) for year 1999, decreased 100% over the same prior year period. The decrease is primarily attributable to the pending termination of the TEK-KOL Partnership and the partners of LFC Tech agreeing to perform certain services for the joint venture at their own expense, without pass through to the partnership.

On November 11, 1998, in accordance with the Company's notice of termination, the active operations of the TEK-KOL partnership terminated and no additional expenses related thereto have been incurred. On December 9, 1999, the Company acquired AEI's 50% interest in the partnership, along with various other assets, resulting in the Company owning 100% of TEK-KOL. See Note 11 "Asset Acquisition" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.

Engineering, Research and Development Expenses. Engineering, research and development expenses for the year 1999 increased 36%. The increase for the year is essentially attributable to an increase in expenses related to the development of the LFC Process technology, as the expenses for the development of the OCET Process technology declined approximately $180,000 or 18% over the prior year. The increase in expenses for the LFC Process technology are primarily related to engineering studies designed to reduce the cost of the first commercial plant and in evaluating the chemical constituents of CDL, with the goal of maximizing the commercial value of this product.

Selling, General and Administrative Expenses. Selling general and administrative expense for the year increased 11% over the 1998 fiscal year. The increase is principally related to the Company's opening of a marketing office in Denver, Colorado, an engineering office with associated personnel in Gillette, Wyoming, and an increase in administrative personnel at the corporate offices. Selling, general and administrative expenses for AMS, for the year remained substantially unchanged over the 1998 fiscal year.

Legal and Accounting Expenses. Legal and accounting expenses for 1999, decreased 17% over the prior year period. The decrease is related primarily to a reduction in legal and accounting expenses incurred in preparing and filing the Company's Form S-2 with the Securities and Exchange Commission in 1998.

                              SGI International

Depreciation and Amortization Expenses. Depreciation and amortization expense for 1999 increased 20% over the 1998 fiscal year. The increase is due primarily to purchases and construction of equipment at the Company's OCET laboratory which were initially placed in service in the third quarter of 1998. In addition, the Company incurred a non-recurring charge of approximately $80,000 in the first quarter of this year related to the write-off of start-up costs pertaining to its Australian LFC project.

Interest Expense. Interest expense for 1999 decreased 16% over the 1998 fiscal year. The decrease is principally due to approximately $188,000 of imputed interest expense, associated with the issuance of warrants to certain debt holders in 1998, which did not continue after September 30, 1998. This decrease was partially offset by the interest expense associated with an $800,000 increase in short-term notes payable, primarily issued in the first quarter of 1999.

Gain on Disposition of Assets. The net gain on disposition of assets of $268,963 is related to the transfer of the LFC Process rights to LFC Tech. (See Note 4 "LFC Process Related Assets" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.)

Other Non-Operating Income. Other non-operating income for the year, increased 280% over the 1998 fiscal year. This increase was due primarily to the settlement of a lawsuit the Company had pending in Superior Court.

Extraordinary Gain on Forgiveness of Debt. The extraordinary gain on forgiveness of debt is related to the assumption of a $1.13 million liability to Mitsubishi Heavy Industries ("MHI") which the Company assumed with its acquisition of various assets from AEI. This liability was subsequently forgiven by MHI in accordance with the restructured LFC Tech joint venture agreements with MLFC. (See Notes 4 and 11 to the Notes to the Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB). The Company recorded the extraordinary gain on its consolidated statement of operations on a gross basis as no tax liability was incurred due to sufficient state and federal loss carryforwards.

                        LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had assets totaling $6.7 million, including restricted cash of $0.4 million, and a working capital deficiency of $1.8 million. This is compared to assets of $4.8 million and a $4.3 million working capital deficiency as of December 31, 1998. Current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at December 31, 1999. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of December 31, 1999.

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

The Company had long-term liquidity deficiencies at December 31, 1999. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash

                             SGI International
flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking additional funds through the financing, sale and operations of the ENCOAL Demonstration plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the year ended December 31, 1999, decreased 29% over 1998. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $3.9 million and $5.5 million for the years ended December 31, 1999, and 1998, respectively. These losses were incurred primarily as a result of the Company's administrative and technology development activities.

In 1999 the Company acquired various assets, including the ENCOAL Demonstration Plant, from subsidiaries of AEI (See Note 11 "Asset Acquisition" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB). As a result of this acquisition, the Company is projecting operating expenses associated with maintaining the ENCOAL Demonstration plant in idle condition at approximately $350,000 annually.

The Company's investing activities amounted to a source of funds of approximately $640,000 and a use of funds of $865,000 for the years December 31, 1999, and 1998, respectively. The source of funds for 1999 is primarily related to the proceeds on transfer of the LFC technology rights to LFC Tech (See Note 4 "LFC Process Related Assets" to the Notes to Consolidated Financial Statements ), which was partially offset by increased acquisitions of LFC Process related equipment.

In 1998 investing capital was utilized primarily in the funding of the TEK-KOL Partnership's operations; acquisition and construction of equipment at the OCET laboratory; and the acquisition of equipment at AMS. No material additional capital contributions to the TEK-KOL Partnership are expected to be required as this partnership's operations have been terminated. However, the Company may be required from time to time to make contributions to the LFC Technologies, LLC joint venture which was formed on January 14, 1999, with MLFC a wholly-owned subsidiary of Mitsubishi Corporation. (See Note 4 "LFC Process Related Assets" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB). The Company is required to contribute one-half of any such required capital contributions. In 1999, in accordance with the Amended Services Agreement between the Company and LFC Tech, the Company received approximately $750,000 of net revenues under this agreement. This agreement was amended subsequent to October 1999, and the Company will not be receiving any additional funds pursuant thereto through the year 2000, except as more fully described in
Note 4. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability.

In 2000 the Company is projecting capital expenditures for equipment at OCET to remain consistent with the prior year and an increase in capital expenditures at AMS of approximately $300,000 to improve manufacturing capabilities and efficiencies. Further, the Company intends to make improvements at the ENCOAL Demonstration plant estimated at $10.1 million. These improvements are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the improvements which the Company intends to make to the ENCOAL Demonstration plant the Company as of December 31, 1999, does not have any

                             SGI International
material requirements or commitments for capital expenditures. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability.

The Company's financing activities raised approximately $2.0 million and $4.3 million for the years ended December 31, 1999, and 1998. These funds were raised primarily through the private placement of debt and equity securities for both years. The Company intends to make improvements and obtain project financing related to the ENCOAL Demonstration plant estimated at $10.1 million. The Company believes, due to the plants special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code section 29 tax credits will be required. There is no assurance that the Company will be able to obtain this financing, or if available, the terms will be acceptable.

The Company had notes payable and associated accrued interest aggregating $4.2 million required to be paid prior to October 31, 1999. In October 1999, the Company satisfied these liabilities through its 99D exchange offering. This exchange offering extended the due date of these liabilities two years to September 30, 2001, primarily in exchange for convertible debt and equity securities. In addition, the Company, by agreement, modified the due dates on $500,000 of short-term notes payable plus associated interest due September 27, 1999, to be payable upon demand, which had not been made as of December 31, 1999. (See Note 5 "Notes Payable and Line-of-Credit" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.)

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

                                   YEAR 2000

Year 2000 Issue. The "Year 2000 Issue" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company, including potential problems in the Company's products as well as in the Information Technology ("IT") and non-IT systems that the Company uses in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

Year 2000 Update. In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. Through February 2000, the Company has experienced no significant disruptions in our critical IT and non-IT systems and believe those systems successfully responded to

                             SGI International
the Year 2000 date change. The Company did not have any material expenses associated with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties with whom the Company does business. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000. If significant, yet to be identified, Year 2000 issues arise, the Company may experience significant problems that could have a material adverse affect on its financial condition and results of operations. Litigation regarding Year 2000 issues is still possible and it is uncertain whether, or to what extent, the Company may be affected by such litigation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board had issued certain other pronouncements as of December 31, 1999, that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make based on its current operations.

                                  RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose part of or all of your investment.

Historical Losses; Probable Future Losses. We have had a net loss in every year since we were incorporated in 1980. As of December 31, 1999, we had an accumulated deficit of approximately $60.2 million and a working capital deficiency of approximately $1.8 million. Our operations may result in substantial and continuing losses in the future. We have only generated limited revenue from our principal business which is the LFC Process. Almost all of our recent revenues have been provided by AMS, our principal subsidiary. AMS provided 80% and 99% of our gross revenues in each of the years ended December 31, 1999, and 1998, respectively. To achieve profitability, we must, among other things, successfully complete development of and license the LFC Process to third parties who will operate a commercial scale LFC Process plant. Accordingly, we cannot assure you that we will be able to achieve profitability at all or on a sustained basis.

Substantial Debt. We have substantial debt and debt service obligations. On December 31, 1999, we had approximately $4.3 million in debt which is due in 2001. The debtholders of approximately $3.4 million have a right to convert this debt into equity which may occur prior to September 30, 2001. Other than this equity conversion, we have no procedures in place to retire any of the debt prior to the due date. Absent conversions into equity, unless we receive substantial additional financing or can extend or convert the debt, based on current operations, we may not be able to pay the principal or interest payments on our debt. If we can't pay or refinance our debts, we may be unable to continue in business. We cannot assure you that we will receive enough funding to pay our debts, or that we will be able to refinance or convert our debts before or when they become due.

Substantial Capital Requirements. We must raise substantial additional financing to market our proposed LFC Process and OCET Process, to conduct research and development and to pay our debt obligations. During the next year, we must pay our current obligations including approximately

                             SGI International

$881,000 of current notes payable. We do not currently have the funds available to pay these obligations. Based on past operations and funding activities, we typically have on average two months worth of operating capital available. We intend to raise the funds necessary for these expenses through obtaining financing of the ENCOAL Plant, selling equity or debt securities, or by executing one or more strategic partnerships, licenses or other similar transactions. We have no commitments for any additional financing and we cannot assure you any additional financing will be available on acceptable terms. If additional financing is not available, we maybe required to reduce or suspend operations, seek to sell our assets or sell securities on unfavorable terms. Our $400,000 line of credit is secured by collateral and we are uncertain whether we can obtain additional bank financing in the near term. Our future financing requirements will be affected by numerous factors including results of LFC Process and OCET Process tests, research and development results and competitive and technological factors.

Amended and Restated Acquisition Agreement. On December 9, 1999, the Company and AEI Resources executed an agreement pursuant to which the Company purchased free and clear of any liens and obligations, all of AEI and its subsidiaries' interests in the TEK-KOL Partnership and the LFC Technology. See Note 11 "Asset Acquisition" of the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB. The Company also purchased the ENCOAL Corporation, which owns the LFC plant at North Rochelle, as well as NuCoal Company LLC, which owns engineering plans for a commercial size LFC plant. The Acquisition Agreement provided that the Company had several obligations that it was required to fulfill by the end of the first quarter of 2000. If the Company fails to fulfill these obligations then AEI has the right to foreclose and take back the ENCOAL Corporation stock, and the NuCoal membership interests. While the Company has fulfilled a number of the conditions imposed on it in the Acquisition Agreement there is no certainty that it will fulfill the other obligations, and in particular the obligation to find an investor to take over AEI's obligations to Vulcan relative to the plant. In the event that the Company cannot fulfill these obligations or obtain an extension of the deadline to fulfill the obligations this could have a material adverse affect on its business. The failure to restart the ENCOAL plant could materially adversely impact the Company's marketing and licensing efforts for the LFC Process.

The ENCOAL Plant. In the event that the Company does find an investor for the ENCOAL plant, then it intends to make a number of improvements to the plant. There is no certainty that those improvements will be made timely, on budget, or that they will function as expected. Since the upgraded coal and liquid products of the Plant are being sold on either a typical specification or on limit specification basis the failure of the Plant to produce products meeting these specifications could result in the termination of these agreements. The failure of the ENCOAL plant or the improvements to function as intended or the termination of the product sale agreements could have a material adverse affect on the Company.

No Established Markets for Either LFC Process or OCET Process Products. While we believe a market will develop in the United States and abroad for LFC Process and OCET Process products, we are still in the process of developing these markets. We must establish and develop a market for the LFC Process products among potential customers such as electric utility companies, industrial coal users, specialty chemical users and chemical feedstock processing companies and for the OCET Process among petroleum refineries, oil companies and others. Further, potential customers of our products may be able to choose among alternative products. Although our previous joint venture partner has successfully operated the ENCOAL Demonstration Plant, the market viability of the LFC Process won't be known until we complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that produce, on a consistent basis, commercial quantities of LFC Process products which meet certain minimum quality specifications. Further we face the risk that commercial-scale production facilities when completed will be unable to generate sufficient market interest to continue in business. Accordingly, we cannot assure you that a commercial-scale facility of either the LFC Process or OCET Process will ever be built or if built will be successful. Until

                             SGI International
all components of the LFC Process and OCET Process are completed, which is expected to take additional time, money and testing, we may not be able to license parties to build and/or operate either an LFC Process or an OCET Process plant.

Demonstration Plant Operations Discontinued. The ENCOAL Demonstration Plant was built to demonstrate the LFC Process, and has produced and shipped both PDF and CDL. ENCOAL discontinued the operations of the Demonstration Plant in the fourth quarter of 1997 and without financial assistance from a third party, the plant is unlikely to resume operations. Accordingly, a new partner will have to be identified to fund the cost of planned improvements and the cost of operations. We are actively pursuing potential third parties to invest the needed capital to resume operations at the ENCOAL Demonstration Plant and have begun related discussions with several interested parties; however we cannot give you any assurance as to when or if the ENCOAL Demonstration Plant will ever resume operations. If the Company is unsuccessful in its efforts to make improvements and resume operations at the Demonstration Plant it may have a material adverse impact on our ability to market and license the LFC Process and therefore on our business and operations.

Ability to Take Advantage of Net Operating Losses Could Be Limited. Under
Section 382 of the Internal Revenue Code of 1986, the use of prior net operating losses is limited after an "ownership change," as defined in Section 382. The limitation, if applicable, is equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by a long-term interest rate specified by the Internal Revenue Code. The quoted market value of a stock is a factor to consider, but not necessarily a conclusive factor, in determining the fair value of a corporation's stock. Additional issuances of equity interests by us, including the issuance of shares of common stock upon the conversion of our 12% convertible debentures or on the exercise of outstanding warrants or options to purchase our common stock may result in an ownership change. In the event we achieve profitable operations, any significant limitation on the use of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash resources.

Limited Licenses for LFC Process; No Licenses for OCET Process. The Company either directly or indirectly through its TEK-KOL joint venture, has issued four license agreements for the LFC Process. The four licenses for the LFC Process are not expected to generate revenues in the near future. There can be no assurance we will successfully market, license or sell either the LFC Process or the OCET Process. We will be dependent upon third parties to finance the construction, development and operation of plants using the LFC Process and the OCET Process. We do not have any license agreements for the use of the OCET Process as the OCET Process is in the development stage.

Dependence on Others. We do not presently have adequate capital, experience, resources or personnel to finance, design, engineer, construct and operate an LFC Process or OCET Process production plant. Therefore, we will be dependent on entering into licensing and other agreements with third parties to provide such financial participation and services for both the LFC Process and OCET Process. If we are not successful in our attempts to license the LFC Process and/or the OCET Process it will have a material adverse impact on our business and operations.

Reliance on Strategic Partners. We have established relationships with strategic partners to develop and exploit the LFC and OCET Process technologies and further penetrate their related markets. Our success will depend upon our ability to maintain existing strategic relationships and develop and maintain additional relationships. We are and will continue to be dependent upon our strategic partners to, among other things, fund the operations of existing or planned partnerships or joint venture entities and to provide necessary technical, operational, personnel and other resources. While each of our strategic partners will have an economic motivation to further the development of their respective joint

                             SGI International
ventures or projects with us, the amount of time and resources devoted to such joint ventures or projects will most likely be controlled by our strategic partners and not by us. A decline in the financial prospects or business interests of a particular strategic partner could adversely affect such partner's commitment to a joint venture, which could materially harm us. Moreover, joint ventures or similar arrangements require us to have financial and other arrangements to meet our commitments to the joint ventures. We cannot assure you that we will be able to maintain existing strategic relationships, develop or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or that our existing or planned strategic partners will meet their commitments to any respective joint venture or project.

General Project Development is Uncertain. The process of developing, permitting, financing and constructing LFC Process or OCET Process production facilities is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, damage and technical delays. We believe it would require $450 million or more, several years of construction and expertise in major plant development and operations to develop, construct and operate the first commercial LFC Process plant. We cannot assure you we will enter into any agreement with any third parties, or even if such agreements are entered into that they will be successful or profitable. Additionally, only a small percentage, if any, of the projects that we evaluate and pursue may ultimately result in operating projects. As a result, we may not be able to recover any expenses that we incur in the evaluation and development of certain projects.

Dilutive Effects of Outstanding Securities. We have a substantial number of options, warrants and other convertible securities which are outstanding. The exercise of the options and warrants or the conversion of a significant number of the convertible securities could result in substantial additional dilution to our existing shareholders. As long as such options, warrants or convertible securities are outstanding, our ability to obtain equity capital on favorable terms may be adversely affected. Several of our outstanding series of convertible preferred stock are convertible into a variable number of shares of common stock pursuant to a formula which results in the holders receiving more shares of common stock the lower the trading price of our common stock.

Conversion of some of our preferred stock and the resale of the common stock could result in a lower market price for our securities. Such conversions could also result in other holders of our convertible securities receiving more shares of common stock resulting in even greater potential dilution.

Going Concern Assumption. The reports of our independent auditors on our financial statements for December 31, 1999, and 1998, contain an explanatory paragraph indicating that our recurring operations losses, working capital deficiencies and certain other matters raise substantial doubt about our ability to continue as a going concern. We will require substantial additional funding in the future, and our independent auditors' report on our future financial statements may include a similar explanatory paragraph if we are unable to raise sufficient funds or generate sufficient cash from operations to cover our cost of operations. The statements by our independent accountants may have a material adverse affect on our ability to raise money or enter into agreements to commercialize the LFC Process or the OCET Process and therefore may materially adversely affect our business, financial condition and results of operations.

Liquidity of Trading Market; Penny Stock. Shares of our common stock are quoted on the OTC Bulletin Board system. This over-the-counter market on an electronic bulletin board generally supports quotations for securities of companies that do not meet the NASDAQ Small Cap Market listing requirements. As a result, investors may find it more difficult to dispose of, or to obtain accurate price quotations of, our common stock than they would if our common stock were quoted on the NASDAQ Small Cap Market. In addition, quotation on the OTC Bulletin Board depends on the willingness of broker-dealers to make a market in our common stock. We cannot assure you that our common stock

                             SGI International
will continue to be so quoted or that there will continue to be a market for buying and selling our common stock. Our common stock is also subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Such rules may discourage the ability or willingness of broker-dealers to sell and/or make a market in our common stock.

Target Market for LFC Process Plant Products. We believe the potential market for the processed coal to be produced by future LFC Process plants includes utilities, independent power producers, certain manufacturers of steel using new technologies, and other industrial enterprises which use coal, both in and outside of the United States. The potential market for the coal-derived liquids includes industrial fuel users and makers of chemical and specialty products in the United States and foreign countries. Our ability to market the LFC Process to these markets will be dependent upon various factors, including the user's current and future commitment to coal or oil based energy, changes in the cost of delivered coal and oil, and the difference between the costs of coal generated power versus other energy sources. Further, since there are only a few companies in the United States which purchase some of the anticipated LFC Process liquid products, we can not assure you that they may not go out of business, seek other suppliers, or refuse to do business with us.

Dependence on U.S. Regulations of Air Emissions. We believe a significant factor which will assist in creating demand for the LFC Process products in the United States is the Clean Air Act, as amended. The Clean Air Act specifies certain air emission requirements for among others, electric utility companies, chemical companies, and industrial fuel users which are potential markets for the LFC Process products, and we believe these requirements could be fully or partially met through the use of our LFC Process products. A full or partial repeal of the Clean Air Act could weaken or eliminate demand for the LFC Process products and could have a material adverse impact on our business and operations.

Competition and Technology Obsolescence. The principal market for our upgraded coal product is the energy industry, which is intensely competitive. Many utility companies, coal companies and other companies are engaged in research to clean or convert coal into a less polluting and more efficient fuel or other commercial products. Many of our competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, test and license coal related technologies. In addition, some of these companies have extensive experience in operating coal plants. These companies may develop and introduce coal related technologies competitive with or superior to our LFC Process prior to any market acceptance for the LFC Process or other technologies developed by us or our affiliates.

We expect that LFC Process product competition will be based, among other things, on how economically, if at all, the LFC Process coal and liquid products can be produced, their quality, compliance with environmental standards, transportation costs, competitive pricing of comparable products, government incentive programs, comparison to energy generating alternatives, and the strength of any patents on the LFC Process or other potential technologies.

The automation assembly industry within which AMS competes is also highly competitive. Competition is based primarily on price, the speed and quantity of products produced, timely delivery, product quality, safety, product innovation and assistance in marketing and customer service. AMS competes with at least 85 other companies in the automation assembly business. Many of AMS's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than AMS. We cannot assure you that AMS will be able to compete successfully.

                             SGI International

Patents and Intellectual Property. Patents, trade secrets, customer relationships and other proprietary rights are very important to our success and competitive position. We have patents issued and pending in the U.S. related to the LFC Process. We also have foreign counterparts for certain of these patents related to both the LFC Process and OCET Process. We cannot assure you that any of the pending patent applications will be issued or, if issued, will provide meaningful protection or not be challenged or invalidated. Any patents obtained will be for a limited time, generally not exceeding 17 years from the date of issuance or 20 years from the date of filing.

We seek to protect our patents and other proprietary rights, but these actions may be inadequate to protect our patents and other proprietary rights or to prevent others from claiming infringement of their patents and other proprietary rights. Any claims, with or without merit, made against our patents and proprietary technology would subject us to costly litigation and the diversion of our technical and management personnel and could have a material adverse impact on our business, financial condition and results of operations.

Risks Associated with International Development Efforts. We have been actively pursuing LFC Process projects in Russia, Indonesia and China for a number of years. While we believe international operations in these countries represent potentially significant opportunities, we do not have any agreements to construct or operate an LFC Process plant in any of these countries. Because of the Asian and Russian economic problems, these proposed projects may not progress any further until economic conditions in Asia and in Russia improve. We also believe the market for the LFC Process in China may be adversely affected by Asian economic problems. If we do business in foreign countries it also exposes us to many risks not present in the United States, including political, military, privatization, supply, currency exchange and higher credit risks. We cannot assure you that we will reach any agreement to commercialize the LFC Process in these or any other foreign countries. The termination of the TEK-KOL Agreement and the suspension of Demonstration Plant operations may also materially adversely impact our marketing and licensing efforts for the LFC Process in these and other countries overseas.

Electric Utility Regulatory Changes. The domestic electric utility industry is in the early stages of deregulation. The National Energy Policy Act of 1992 exempts a new class of facilities from certain federal utility regulation and liberalizes access for non-utility generators. This legislation also initiated competition in the wholesale electric market. In addition, many states are considering the elimination of many of the regulations that currently limit the ability of parties to sell within specific geographic boundaries. We believe these regulatory changes will result in utilities and other power generators striving to reduce costs. We also believe these changes will result in increased competition in the electric wholesale and retail markets and increase pressures on all suppliers to electric utilities to reduce costs. These factors may make it more difficult to obtain the pricing needed to sell beneficiated coal products into the United States utility market.

Dependence Upon Key Personnel. Our success in developing the LFC Process, the OCET Process and additional marketable products and processes and achieving a competitive position is dependent in large part on our ability to retain qualified scientific and management personnel. We cannot assure you that we can retain such personnel. If we lost any of these individuals, it could have a material adverse impact on the business and operations of the Company. Our potential growth and expansion into areas requiring additional expertise, such as expanded programs for the LFC Process and OCET Process requires additional research, testing, engineering and marketing personnel which could place increased demands on our human resources. If we expand and can not attract and retain personnel with appropriate expertise it could have a material adverse effect on our prospects for success. We also rely on consultants and advisors to assist us with marketing, management, and research and development strategies. Our consultants and advisors are self-employed or are employees of other

                             SGI International
companies, and may have commitments to, or consulting or advisory contracts with, more than one other entity that may affect their ability to contribute to our projects.

AMS's success will depend, in large part, on its ability to retain qualified project management, qualified engineers and management personnel. We cannot assure you we will be able to retain such personnel. The loss of any of these individuals could have a material adverse impact on AMS's business.

Environmental and Other Government Laws and Regulations. Potential LFC Process and OCET Process plants and the operations of AMS are now and will likely in the future be subject to federal, state and local environmental and other laws and regulations. These laws and regulations include the Clean Air Act and various regulatory provisions of the United States Department of Energy, the Environmental Protection Agency and the Internal Revenue Service, as well as the laws and regulations of other countries and international treaties. Future tax policy could also negatively impact our prospects if the government encouraged production of other than coal for fuel sources.

It is likely LFC Process Plants will be subject to the application of various environmental regulations designed to ensure, among other things, environmentally compatible plant operations. Failure to comply with applicable regulatory requirements can result in fines, suspensions of regulatory approvals, operating restrictions, criminal prosecution and other negative consequences. Furthermore, additional government regulation may occur in the future, which could prevent or delay the commercialization of either the LFC Process and/or the OCET Process.

Market Value of Company's Securities. We must obtain substantial additional funds from investors for the sale of our debt or equity securities to continue in business. In the event the market price of our publicly traded Common Stock decreases below a certain price, we may be unable to sell additional equity, or if we are able to sell securities, we may not obtain sufficient consideration from the sale of our securities to provide adequate funding to continue our operations.

Exercise of Existing Warrants and Conversion of Convertible Securities. We will be able to issue shares of Common Stock registered for resale upon exercise of the warrants, options and/or the conversion of any convertible securities only if there is an effective registration statement filed with the Commission or an applicable exemption is available. Also, the Common Stock must be qualified or exempt from qualification under applicable state securities laws for each state in which the various holders of the warrants, options and convertible securities live. Subject to our other contractual obligations, we reserve the right in our discretion to not register or qualify the Common Stock in any state where the time and expense do not justify registration or qualification. The warrants, options and convertible securities may be deprived of any value in the event we do not satisfy or we choose not to satisfy such state and federal requirements. Although it is our present intention to satisfy such requirements, we cannot assure you we will be able to do so.


                             SGI International

ITEM 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

Report of Independent Public Accountants.....................................36

Consolidated Balance Sheet - December 31, 1999...............................37

Consolidated Statements of Operations for the years ended
December 31, 1999, and 1998..................................................38

Consolidated Statements of Stockholders' Deficiency for the
years ended December 31, 1999, and 1998......................................39

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, and 1998...............................................40-41

Notes to Consolidated Financial Statements................................42-71







                             SGI International

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
SGI International

We have audited the accompanying consolidated balance sheet of SGI International and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGI International and Subsidiaries at December 31, 1999, and their consolidated results of operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J. H. COHN LLP

/s/ J. H. Cohn LLP

San Diego, California
March 15, 2000



                             SGI International

                              SGI INTERNATIONAL AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                                                1999
===================================================================================================
ASSETS
Current assets:
  Cash                                                                                $    278,391
  Restricted time deposit                                                                  402,500
  Trade accounts receivable, less allowance for doubtful accounts of $80,320               661,880
  Inventories                                                                              413,716
  Costs and estimated earnings in excess of billings on contracts                           99,580
  Prepaid expenses and other current assets                                                102,624
---------------------------------------------------------------------------------------------------
Total current assets                                                                     1,958,691
---------------------------------------------------------------------------------------------------

LFC Royalty rights, net                                                                    942,750
LFC Process equipment, net                                                                 355,886
Investment in LFC Investees                                                                266,813
LFC cogeneration project, net                                                              210,568
LFC related notes receivable, net                                                          150,000
Other LFC assets, net                                                                       26,757
Property, plant and equipment, net of accumulated depreciation and
    amortization of $1,340,622                                                           2,514,595
Goodwill, net of accumulated amortization of $192,653                                      287,591
---------------------------------------------------------------------------------------------------
                                                                                      $  6,713,651
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                                    $    849,140
  Notes payable                                                                            881,408
  Accrued salaries, benefits and related taxes                                             770,167
  Borrowings on line-of-credit                                                             400,000
  Billings in excess of costs and estimated earnings on contracts                          500,407
  Interest payable                                                                         182,492
  Other accrued expenses                                                                   188,530
  Current maturities of long-term debt                                                       7,125
---------------------------------------------------------------------------------------------------
Total current liabilities                                                                3,779,269

Long-term debt, less current maturities                                                  6,250,386
---------------------------------------------------------------------------------------------------
Total liabilities                                                                       10,029,655
---------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                                          471,000
---------------------------------------------------------------------------------------------------

Stockholders' deficiency:
  Convertible preferred stock, $.01 par value; 20,000,000 shares
    authorized, 60,541 shares issued and outstanding                                           605
  Common stock, no par value; 75,000,000 shares authorized,
    54,053,293 shares issued and outstanding                                            49,890,623
  Paid-in capital                                                                        7,021,879
  Accumulated deficit                                                                  (60,229,111)
  Less notes receivable from stockholders                                                 (471,000)
---------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                          (3,787,004)
---------------------------------------------------------------------------------------------------
                                                                                      $  6,713,651
===================================================================================================

See notes to consolidated financial statements.

                               SGI International
                                       37

                                             SGI INTERNATIONAL AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED DECEMBER 31,                                                                  1999                  1998
========================================================================================================================
REVENUES:
 Contract revenues                                                                   $  3,106,439          $  4,600,190
 Service fees                                                                             750,000                     -
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                          3,856,439             4,600,190
========================================================================================================================

EXPENSES:
 Cost of sales                                                                          2,574,983             3,456,185
 Engineering, research and development                                                  1,651,319             1,211,539
 Loss (gain) on LFC Investees                                                              (1,063)              612,626
 General and administrative                                                             2,916,801             2,628,562
 Legal and accounting                                                                     563,169               676,799
 Depreciation and amortization                                                          1,009,396               840,676
------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                          8,714,605             9,426,387
------------------------------------------------------------------------------------------------------------------------
 Loss from operations                                                                  (4,858,166)           (4,826,197)

NON-OPERATING INCOME (EXPENSES):
 Interest expense                                                                        (642,054)             (760,211)
 Gain on disposition of assets                                                            268,963                     -
 Other income                                                                             166,451                43,799
------------------------------------------------------------------------------------------------------------------------
 Loss before extraordinary item                                                        (5,064,806)           (5,542,609)

Extraordinary item-gain on forgiveness of debt                                          1,130,000                     -
------------------------------------------------------------------------------------------------------------------------
Net loss                                                                               (3,934,806)           (5,542,609)
========================================================================================================================

PREFERRED STOCK DIVIDENDS:
 Imputed preferred stock dividends for Series 98A 6%
   convertible preferred stock                                                                  -            (1,434,891)
 Imputed dividends for Series 98C 6% mandatorily redeemable preferred stock                     -              (455,496)
------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                  $ (3,934,806)         $ (7,432,996)
========================================================================================================================

PER COMMON SHARE INFORMATION:
 Loss before extraordinary item                                                      $      (0.13)         $      (0.50)
 Extraordinary item                                                                  $       0.03                     -
------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic                                                    $      (0.10)         $      (0.50)
========================================================================================================================

Weighted average shares outstanding                                                    39,057,417            14,751,222
========================================================================================================================

See notes to consolidated financial statements.

                               SGI International

                                     SGI INTERNATIONAL AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                   CONVERTIBLE
                                 PREFERRED STOCK        COMMON STOCK                                                       TOTAL
                                 ---------------  -----------------------      PAID-IN     ACCUMULATED      NOTES      STOCKHOLDERS'
                                 SHARES   AMOUNT     SHARES      AMOUNT        CAPITAL       DEFICIT      RECEIVABLE    DEFICIENCY
====================================================================================================================================
Balances at December 31, 1997    90,997   $ 910    9,258,250  $39,927,760   $ 8,511,878   $(48,897,657)           -    $  (457,109)
 Issuance of common stock for
  services and operating
   activities                         -       -      242,079      190,317             -              -            -        190,317
 Issuance of common stock for
  cash, net                           -       -      194,502      156,800             -              -            -        156,800
 Issuance of common stock for
  12% convertible debentures          -       -      480,971      167,410             -              -            -        167,410
 Exercise of warrants to
  purchase common stock
   for cash                           -       -       25,000       15,000             -              -            -         15,000
 Issuance of convertible
  preferred stock for
   cash and notes payable         3,300      33            -            -     2,803,167              -            -      2,803,200
 Conversion of preferred stock  (30,322)   (303)  11,367,542    5,231,258    (5,230,955)             -            -              -
 Issuance of preferred
  stock for future interest          69       1            -            -        27,530              -            -         27,531
 Accretion on mandatorily
  redeemable preferred stock          -       -            -            -             -        (36,348)           -        (36,348)
 Issuance of warrants to
  purchase common stock to
   non-employees                      -       -            -            -        89,350              -            -         89,350
 Interest expense related
  to issuance of warrants             -       -            -            -       203,131              -            -        203,131
 Net loss                             -       -            -            -             -     (5,542,609)           -     (5,542,609)
 Preferred Series 98A 6% and
  98C 6% imputed dividends            -       -            -            -     1,854,039     (1,854,039)           -              -
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998    64,044     641   21,568,344   45,688,545     8,258,140    (56,330,653)           -     (2,383,327)
 Issuance of common stock for
  services and operating
   activities                         -       -      271,208       39,075             -              -            -         39,075
 Issuance of common stock for
  cash, net                           -       -   11,919,019    1,179,518             -              -            -      1,179,518
 Issuance of common stock for
  notes payable and interest          -       -    1,606,686      163,940             -              -            -        163,940
 Issuance of common stock for
  12% convertible debentures          -       -      286,762       68,107             -              -            -         68,107
 Issuance of common stock for
  mandatorily redeemable
   preferred stock and
    adjustment for accretion          -       -   15,072,730    1,413,000             -         36,348            -      1,449,348
 Issuance of convertible
  preferred stock for future
   interest                         171       1            -            -        18,004              -            -         18,005
 Conversion of preferred stock   (3,674)    (37)   3,328,544    1,338,438    (1,338,401)             -            -              -
 Issuance of warrants to
  purchase common stock to
   non-employees                      -       -            -            -        44,577              -            -         44,577
 Interest expense related to
  issuance of warrants                -       -            -            -        21,107              -            -         21,107
 Amended warrants for future
  interest                            -       -            -            -        18,452              -            -         18,452
 Net loss                             -       -            -            -             -     (3,934,806)           -     (3,934,806)
 Notes receivable from
  stockholders                        -       -            -            -             -              -     (471,000)      (471,000)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999    60,541   $ 605   54,053,293  $49,890,623   $ 7,021,879   $(60,229,111)   $(471,000)   $(3,787,004)
====================================================================================================================================

See notes to consolidated financial statements.

                               SGI International

                                          SGI INTERNATIONAL AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                             1999                 1998
===================================================================================================================
Operating activities:
  Net loss                                                                      $ (3,934,806)        $ (5,542,609)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    1,009,396              840,676
  Gain on extinguishment of debt                                                  (1,130,000)                   -
  Gain on disposition of assets                                                     (268,963)                   -
  Common stock and warrants issued for services and operating activities              39,075              190,317
  Non-employee compensation expense on issuance of warrants                           44,577               89,350
  Imputed interest on warrants issued to note holders                                 39,559              203,131
  Equity in net loss (gain) of LFC Investees                                          (1,063)             612,626
  Changes in operating assets and liabilities:
    Trade accounts receivable                                                       (255,734)             (12,599)
    Inventories                                                                          482                  472
    Receivable from TEK-KOL Partnership                                                    -              (52,413)
    Prepaid expenses and other current assets                                         (1,336)             177,225
    Accounts payable                                                                 608,150              (63,148)
    Billings in excess of costs and estimated earnings on contracts                  343,996              (37,381)
    Accrued salaries, benefits and related taxes                                     630,681             (100,882)
    Interest payable                                                                  74,929               21,903
    Other accrued expenses                                                           204,982                  179
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (2,596,075)          (3,673,153)
-------------------------------------------------------------------------------------------------------------------

Investing activities:
  Purchase of property and equipment                                                 (19,899)            (313,146)
  Additions to LFC Process equipment                                                (101,988)              (3,834)
  Cash received in purchase of AEI assets                                             40,697                    -
  Cash paid in purchase of AEI assets                                                (20,000)                   -
  Investment in LFC Investees                                                              -             (621,173)
  Net proceeds from disposition of LFC related assets                                750,000                    -
  Payable to TEK-KOL Partnership                                                           -               80,172
  Other assets                                                                        (9,247)              (6,713)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                              $   639,563          $  (864,694)
===================================================================================================================


                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31,                                                                        1999             1998
=========================================================================================================================
Financing activities:
 Proceeds from issuance of notes payable                                                   $    825,000     $   350,000
 Proceeds from issuance of convertible preferred stock and warrants, net                              -       2,803,200
 Proceeds from issuance of mandatorily redeemable preferred stock                                     -       1,063,000
 Proceeds from issuance of common stock                                                       1,179,518         171,800
 Payments of notes payable                                                                       (9,500)        (39,500)
-------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                    1,995,018       4,348,500
-------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                                                 38,506        (189,347)

 Cash at beginning of the year                                                                  239,885         429,232
-------------------------------------------------------------------------------------------------------------------------
 Cash at end of the year                                                                    $   278,391     $   239,885
=========================================================================================================================

 Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                    $   522,913     $   458,000
 Supplemental disclosure of non-cash activities:
  Convertible debentures and common stock issued for notes payable and interest                       -       2,689,000
  Common stock issued for mandatorily redeemable preferred stock and adjustment of accretion  1,449,348               -
  Restructuring of convertible debentures and notes payable to long-term                      4,129,898               -
  Common stock issued for convertible debentures                                                 68,107         167,000
  Mandatorily redeemable preferred stock issued for notes payable                                     -         350,000
  Convertible preferred stock issued for future interest                                         18,005          27,531
  Accretion on mandatorily redeemable preferred stock                                                 -          36,348
  Common stock or warrants issued for notes payable, services and operating activities          163,940         190,000
  Conversion of preferred stock                                                               1,338,438       5,231,000
  Notes receivable from stockholders for minority interest                                      471,000               -
  Interest payable converted to debt                                                             40,488               -
  Purchase of AEI assets with debt and assumption of liabilities                              3,198,327               -
  Transfer of assets to investment in LFC Investees                                             266,813               -
  Note payable issued for accrued liabilities                                                   231,408               -
=========================================================================================================================

See notes to consolidated financial statements.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS, ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Business. SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the Liquids From Coal ("LFC") Process and the Opti-Crude Enhancement Technology ("OCET") Process. The LFC Process is designed to convert and upgrade low-rank coal to create a higher Btu more efficient and less environmentally polluting fuel to produce power and simultaneously produce low temperature coal tars, which contain valuable chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly & Manufacturing Systems, Inc. ("AMS"), a wholly-owned subsidiary, the Company is also in the business of supplying custom precision automated assembly equipment.

Organization. The Company has the following wholly-owned or totally-owned subsidiaries at December 31, 1999: AMS; ENCOAL Corporation ("ENCOAL"); NuCoal, LLC ("NuCoal"); OCET Corporation ("OCET"); TEK-KOL Partnership ("TEK-KOL") and U.S. Clean Coal Refineries, Inc. ("USCCR"). AMS designs, manufactures and installs automated assembly equipment, and was acquired in October 1995. OCET was organized in February 1995 to research and develop the OCET Process, a process for further refining residual oil bottoms. USCCR was organized in July 1994 to market clean coal refinery project development programs. ENCOAL, NuCoal and the remaining 50% ownership interest in TEK-KOL were acquired in 1999 from subsidiaries of AEI Resources ("AEI") (See Notes 4 and 11).

Principles of Consolidation. The consolidated financial statements include the accounts of SGI International and its subsidiaries. Investments in affiliated joint ventures, owned 50% or less are stated at cost of acquisition plus the Company's equity in undistributed earnings and losses since inception. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going-concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The recovery of amounts invested in the Company's principal assets, the LFC and OCET Process assets are dependent upon the Company's ability to adequately fund its on-going development operations and any capital contributions that may be required for its new joint venture "LFC Technologies, LLC" ("LFC Tech") with MLFC Corporation, a wholly-owned subsidiary of Mitsubishi Corp. Furthermore, the ability to successfully bring both LFC and OCET
Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Success in commercialization of the LFC and OCET Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of these arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC or OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC or OCET Process.

The Company had negative working capital of approximately $1.8 million and an accumulated deficit of approximately $60.2 million at December 31, 1999. These factors and the Company's recurring losses from continuing operations, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements. The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies.

There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that its efforts will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk. The Company invests any excess cash in interest bearing deposits with major banks, commercial paper and money market funds. Although certain of the cash accounts may exceed the federally insured deposit amount, management does not anticipate non-performance by the other parties. Management reviews the stability of these institutions on a periodic basis.

Inventories. Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out method of determining cost.

Accounting for Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations, including goodwill, when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The LFC and OCET Process related assets and other long-lived assets are evaluated continually by management for evidence of impairment. In performing its evaluation, management considers such factors as competing technologies, current and future market potential for products generated from the

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LFC and OCET Process technologies, viability of projects or assets and progress of related projects. The Company's estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered. This analysis is ultimately based upon the successful development, construction and operation of a commercial LFC plant as discussed in the first paragraph of this Note under "Basis of Presentation". It is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write-down the LFC or OCET Process related assets to fair value.

Depreciation and Amortization. Royalty rights and the LFC cogeneration project (See Note 4 "LFC Process Related Assets") are stated at cost and are being amortized over ten years. Process demonstration equipment is stated at cost and is being depreciated over three years. Property and equipment are stated at cost and are being amortized over three to five years. Goodwill related to the AMS acquisition is being amortized over ten years. Depreciation and amortization on the LFC Process related assets and other long-lived assets are calculated using the straight-line method and the depreciation and amortization periods are based on management's estimates of the useful lives of the respective assets. Currently the assets related to the ENCOAL Demonstration Plant aggregating $2,121,000 are not being depreciated as they have not, as of December 31, 1999, been placed in service. The Company plans to put these assets in service only after certain improvements to the facility, currently estimated at $10.1 million, have been financed and made.

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

Stock-Based Compensation Awards. Management recommends and the Board of Directors authorizes warrant and option grants to employees and other individuals on a periodic basis. Warrant grants are not made pursuant to a qualified plan; therefore, all warrants issued have a non-qualified tax status. All options granted are made pursuant to the Company's 1996 Omnibus Stock Option Plan and have been made only to employees of the Company.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock based compensation awards to employees. Under APB 25, if the exercise price of the Company's warrants or options granted to employees equals or exceeds the fair value of the underlying stock on the grant date, no compensation expense is recorded. Stock-based compensation awards issued to non-employees are accounted for in accordance with SFAS 123. See Note 7 "Stockholders' Deficiency" for pro forma disclosures required by SFAS 123.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Transactions. The values assigned to the restricted common shares issued for services are recorded at the estimated fair value of the services rendered or the value of the restricted common shares issued, which ever is more readily determinable. The common stock of the Company is currently traded and prices quoted on the NASD OTC Bulletin Board under the symbol SGII. In the course of accounting for the issuance of its various equity securities the Company frequently refers to the closing bid price of its common stock, as quoted on the OTC Bulletin Board. The Company believes that the OTC Bulletin Board quoted bid price is the best indication of the stock's fair market value. This belief is premised on the stock's daily trading volumes which averaged approximately 336,000 and 207,000 shares for 1999 and 1998, respectively.

Income Taxes. Income taxes are provided for in accordance with the provisions of SFAS 109, "Accounting for Income Taxes." Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and income tax purposes, as well as operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to, more likely than not, be realized.

Segment Reporting. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

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

Recent Accounting Pronouncements. The Financial Accounting Standards Board had issued certain other pronouncements as of December 31, 1999, that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make based on its current operations.

Reclassification. Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation. These changes had no impact on previously reported results of operations, cash flows or stockholders' equity.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Billings. As of December 31, 1999, billings of approximately $2,481,000 exceeded costs incurred and estimated earnings on contracts in progress of approximately $2,080,000 by $401,000. The amounts are included in the accompanying consolidated balance sheets under the following captions:

DECEMBER 31,                                       1999
==========================================================
Costs and estimated earnings in excess
 of billings on contracts                     $    99,000

Billings in excess of costs and
 estimated earnings on contracts                 (500,000)
----------------------------------------------------------
                                              $  (401,000)
==========================================================

Property and Equipment

DECEMBER 31,                                       1999
==========================================================
 ENCOAL Demonstration Plant                   $ 2,121,000
 Laboratory equipment                           1,020,000
 Machinery and equipment                          136,000
 Computer equipment                               400,000
 Office furniture and fixtures                    125,000
 Leasehold improvements                            54,000
----------------------------------------------------------
                                                3,856,000
 Less accumulated depreciation                 (1,341,000)
  Net property and equipment                  $ 2,515,000
==========================================================

NOTE 4. LFC PROCESS RELATED ASSETS

Notes receivable. In 1985, Montana One Partners ("MOP"), a California limited partnership, was formed to develop several LFC cogeneration facilities including the LFC-CoGen Plants in Colstrip, Montana (the "Colstrip Project") and Healy, Alaska (the "Healy Project"). The Company was the sole general partner. In 1988 the MOP partnership sold these projects, among others, to four individuals who formed Rosebud Energy Corp. ("Rosebud").

By December 31, 1997, the Company had acquired the limited partners interests for cash, contingent notes payable and warrants to acquire common shares of the Company. The notes payable to the MOP former limited partners ("FLPs") are payable only out of the Company's collections on the contingent notes receivable from Rosebud.

From 1996 through 1997 the Company through a number of transactions, collected or wrote-off as uncollectible, the various notes receivable from the Rosebud individuals, except for the Healy Project. In addition, the Company through a series of transactions during this same period settled the contingent notes payable of approximately 76% of the amounts due the FLPs.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The balance of notes receivable and related accounts represent amounts due from the 1988 sale of the Healy Project to the four individuals who formed Rosebud. The amounts due as stated previously are contingent amounts payable to the remaining FLPs and because of the contingencies on the note payments, no gain or interest income will be recognized until the proceeds received are in excess of the basis of assets sold. The components of the net carrying value of the remaining notes receivable on the accompanying consolidated balance sheet are as follows:

DECEMBER 31, 1999
====================================================
8% notes receivable                       $ 150,000
Interest receivable                         220,555
----------------------------------------------------
                                            370,555

Deferred gain and interest income          (191,693)
8% notes contingently payable to FLPs       (28,862)
----------------------------------------------------
Net carrying value                        $ 150,000
====================================================

Royalty Rights. LFC Technology Partners ("LFCTP") originally financed research and development of the LFC Process technology under certain research agreements entered into with the Company from 1982 to 1986. As provided under these research agreements, LFCTP provided cash and issued notes to the Company in exchange for all rights in the LFC Process technology. On October 1, 1987, the Company and LFCTP entered into an Amended Technology Transfer Agreement (the transfer agreement), which provided for the transfer of all rights in the LFC Process technology to the Company in exchange for three levels of royalty payments. The first level of royalty payments was satisfied during 1992.

In 1992, the Company and LFCTP entered into a Settlement Agreement which provided for modifications of the second and third level royalty payments pursuant to which LFCTP's third level royalty payments were reduced to zero and the second level royalty rights amended to $10,000 per month and 25% of the net cash receipts generated by the Colstrip Project. Pursuant to this agreement royalty rights aggregating $3,142,500 were recorded. Payment obligations for the amended second level royalty terminated in 1994 upon the satisfaction of certain agreed upon conditions.

The Company is recognizing royalty expense as would have been required under the transfer agreement or evenly over 10 years, whichever is greater. Amortization expense of $314,250 was recorded during 1999 and 1998 and accumulated amortization totaled $2,199,750 at December 31, 1999.

LFC Cogeneration Project. The Company has substantially completed the design and engineering of an LFC facility for use in conjunction with an electric cogeneration plant. Amounts capitalized at December 31, 1999, relate primarily to plans and drawings for the design of such a facility. Amortization expense of $105,284 was recorded during 1999 and 1998, and accumulated amortization totaled $842,274 at December 31, 1999.

Pursuant to the Colstrip Sale Agreements, the Company granted Rosebud a non-exclusive license for LFC Process cogeneration plants with an aggregate capacity of 350 megawatts which provides for the Company to receive royalties of up to $1,000,000 from future plant financings and operations.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investment in LFC Investees

TEK-KOL Partnership. The Company entered into a Technology Purchase Agreement (the "Agreement") with Shell Mining Company ("SMC") on September 28, 1989. Under the Agreement, SMC acquired a one-half interest in the LFC Process technology, related stand-alone assets and patents. The Company accounted for its investment in TEK-KOL using the equity method.

The Company and SMC formed Tek-Kol on September 30, 1989, and each partner contributed its respective one-half interest in the LFC Process, related LFC stand-alone assets and patents to the partnership. TEK-KOL was formed to own and license the LFC Process technology. In 1992 Zeigler Coal Holding Company purchased all the assets of SMC including SMC's TEK-KOL partnership interest. From 1992 through 1998 the Company and Zeigler actively pursued the development and marketing of the LFC Process.

In May 1998, as a result of Zeigler's intended sale and cessation of interest in actively pursuing the development of the LFC Process, the Company gave notice to Zeigler that it was terminating the TEK-KOL Partnership Agreement. Termination occurred on November 11, 1998. In September of that same year AEI acquired Zeigler in a stock purchase and subsequently sold the former Zeigler western coal mines (Buckskin Mine-location of the ENCOAL Demonstration plant and the North Rochelle Mine) to Vulcan Coal Holding Company ("Vulcan"). All of Zeigler's LFC related assets remained the property of AEI.

On December 9, 1999, the Company acquired from subsidiaries of AEI all of AEI's interest in the TEK-KOL Partnership (See Note 11 "Asset Acquisition" for additional information) resulting in 100% ownership by the Company. TEK-KOL recorded no material operating activity in 1999 and the Company recorded approximately $613,000 as its share of TEK-KOL's 1998 net losses. As of December 31, 1999, the Company was still in the process of dissolving the TEK-KOL Partnership.

LFC Technologies, LLC. Effective January 14, 1999, the Company entered into a number of agreements with MLFC Corporation ("MLFC"), a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC to conduct research and development activities relating to the LFC Process, for MLFC to market the LFC Process outside the United States and for the Company to market the LFC Process inside the United States. The Company and MLFC entered into (1) the LFC Joint Venture Formation Agreement - which resulted in the formation of LFC Technologies, LLC, (2) an Operating Agreement - which governs the management of LFC Tech, (3) a License Agreement - for use of the technology,
(4) a Services Agreement - wherein the Company will provide certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing engineering work and (5) a Security Agreement - which granted MLFC a security interest in all the LFC Process related patents, applications, renewals, and continuations.

On October 28, 1999, the Company and MLFC amended the terms of their business relationship, by executing certain amendments (the "Amendments") to the various joint venture agreements that they had previously entered into on January 14, 1999. (All payments where noted below are net of the Company's own matching contribution required under the various LFC Tech joint venture agreements.) In accordance with both the original agreements and the Amendments: (a) LFC Tech made net payments of $750,000 to the Company for technical services under the Amended Services Agreement, thereby ending any further obligation for payments under this contract through 2000, (b) the Company transferred its entire interest in the LFC Process Patents to LFC Tech in return for a net payment of $750,000, which was paid in two tranches, the first net payment of $375,000 made upon execution of

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Amendments and the second net payment of $375,000 was made upon the closing of the ENCOAL Acquisition, (c) Mitsubishi Heavy Industries ("MHI") executed a Waiver and Release of a $1.13 million invoice due it from a subsidiary of AEI, allowing the Company to assume this obligation, (d) MHI later forgave the Company the payment of the $1.13 million invoice upon the closing of the ENCOAL Acquisition, (e) MLFC, subject to and upon the occurrence of certain milestones contained in the original joint venture agreements and subject to both parties obtaining Board of Director approvals, shall make an additional lump sum payment to the Company (the "Transfer Payment"), for the technology rights, of $3,250,000. Alternatively, if Board of Directors approval is not received then the Company will receive a preferential payment of $6.5 million from LFC Tech from royalties or licensing fees received by LFC Tech. This Transfer Payment is to be paid to the Company only on the first to occur of the following: (1) the start of construction or receipt of an irrevocable commitment to start with construction of an LFC plant with a minimum capacity of 15,000 tons per day;
(2) the receipt by MLFC of at least $4.0 million in connection with the admission of a new equity participant into LFC Tech, and the licensing or royalties from one or more LFC plants; or (3) such other conditions as the parties agree. In addition, the Transfer Payment is also conditioned on all of the following remaining conditions: (i) MLFC and the Company entering into a shareholders' agreement concerning the governance of LFC Tech satisfactory to both parties; and (ii) the Company grants to MLFC exclusive rights to manufacture and sell new plants incorporating the LFC Process and related improvements and to use or to grant to third parties sublicenses to use or grant the LFC Process and improvements, (f) LFC Tech Operating Agreement was extended through 2008, and (g) an agreement to assist with engineering and CDL upgrading work. Other minor changes were made to the License Agreement to account for the transfer of the LFC Process Patents to LFC Tech, the termination of the Security Agreement to reflect the fact that it was no longer necessary, and the Amended Operating Agreement of LFC Tech to reflect the terms of the Amendments as described.

As a result of the Amendments and the transfer of the LFC patents to LFC Tech the Company recorded a net gain of approximately, $269,000 and recorded the book value of its one-half interest in the patents, also $269,000, as its investment in LFC Tech.

Australia LFC Project. The Company had capitalized certain costs associated with preliminary site reviews and engineering studies relative to Australian coals as part of an effort to market the LFC Process technology. These capitalized costs were written down to their net realizable value of zero in 1999 and did not materially affect the Company's consolidated financial statements. Previously they were being amortized over a ten year estimated life and amortization expense of $29,000 was recorded during 1998.

NOTE 5. NOTES PAYABLE AND LINE-OF-CREDIT

The Company maintains a $400,000 line-of-credit with a financial institution. The line-of-credit is secured by a $402,500 certificate of deposit maturing May 2000, and borrowings on the line-of-credit bear interest at 2% over the certificate of deposit interest rate. Borrowings on the line-of-credit were $400,000 at December 31, 1999.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current Notes Payable. Current notes payable consist of the following at December 31, 1999:

========================================================================
12% notes, due on demand, unsecured                           $ 500,000
Note payable at prime rate, due March 31, 2000, secured         231,408
12% note due November 1, 2000, unsecured                        100,000
12% note due November 15, 2000, unsecured, to related
  party (Note 12)                                                50,000
------------------------------------------------------------------------
                                                              $ 881,408
========================================================================

Long-Term Debt. Long-term notes payable consist of the following at December 31, 1999:

========================================================================
12% convertible debentures due September 30, 2001           $ 3,421,547
Prime rate, note payable due December 9, 2004                 1,980,000
10%, 11%, and 12% notes due on September 30, 2001               723,839
Non-interest bearing convertible debenture                      100,000
12% note to related party due March 23, 2001, (Note 12)          25,000
12% notes payable, due through September 2000                     7,125
------------------------------------------------------------------------
                                                              6,257,511

Current maturities                                                7,125
------------------------------------------------------------------------
                                                            $ 6,250,386
========================================================================

During 1986 and 1987, the Company sold securities to qualified investors through private placement offerings which included 12% notes payable. Principal payments of $2,375 and 12% interest payments are due quarterly through maturity in September 2000. The 12% notes payable also include contingent interest ranging from 6% to 24%. The contingent interest begins accruing quarterly upon completion of construction, start-up and testing of a commercial LFC Plant. No commercial LFC Plants have been built and no interest expense related to this contingency has been recorded to date. The notes are convertible into restricted common stock at the rate of .075 shares per $1 of outstanding principal. Prepayment of the principal results in the payment of an amount which would cause the annual return from the original note date to become 18% to 24%, compounded annually. An additional payment equal to 25% of the outstanding principal is also required upon prepayment. The balance outstanding under these notes totaled $7,125 at December 31, 1999.

The Company received $100,000 from a foreign corporation in 1995 in exchange for a non-interest bearing debenture with a $100,000 face value. The debenture is due one year from the occurrence of certain future events, none of which occurred to date. Accordingly, the debenture is classified as long-term debt in the accompanying consolidated balance sheet. The debenture is convertible based on future events, and would have converted into approximately 690,000 common shares at December 31, 1999, had those events occurred.

On October 30, 1998, the Company was able to extend or exchange approximately $4.4 million in then existing debt for new securities of the Company including amended or new convertible debt securities, preferred stock and also paid approximately $30,000 in existing debt. The Company retired approximately $3,650,416 in existing 10%, 11% and 12% interest bearing notes and convertible debentures which were required to be paid prior to October 31, 1998, in exchange for new or amended 12% convertible debentures, in the same amount, due September 30, 1999. These debentures were able to be prepaid by the Company, in whole or in part, at any time prior to September 30, 1999, which it did not do. The debentures were convertible at the option of the holder subsequent to November 13, 1998, in whole or in part, at the lower of a calculated number as of the closing date ($0.406), or the

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company. The Company obtained an extension to September 30, 1999, of approximately $724,000 of debt, and in connection therewith, granted 69 Series 98D preferred shares convertible with no further payment into an aggregate of approximately 48,000 shares of the common stock valued at approximately $27,500. This amount was recorded as prepaid interest and was amortized over the life of the debt. During the three month period ended December 31, 1998, debenture holders converted $167,410 of their debentures into 480,971 shares of common stock. The remaining notes and debentures were extended or exchanged for new debt securities on October 30, 1999.

During the first quarter of 1999 the Company issued for cash five notes payable aggregating $500,000 to one foreign corporation. All notes have been extended from their original due dates and bear interest at 12% per annum and are due upon thirty days written demand. All notes payable with interest accrued thereon, are payable in cash and may be paid, at the Company's option in unrestricted common stock.

Additionally, during the first quarter of 1999, the Company issued for cash one note payable for $250,000 to one investor. The note accrued interest at 12% per annum and was due upon thirty days written demand with interest accrued thereon in cash. During the three month period ended December 31, 1999, the Company exchanged the $250,000, 12% note payable, plus associated accrued interest of $12,625, for approximately 1.6 million restricted common shares and an amended note payable valued at $100,000. The amended $100,000 note payable bears interest at 12% and matures on November 1, 2000. Upon maturity, both the principal amount and accrued interest thereon shall be payable in restricted common stock of the Company, calculated at 75% of the average closing bid price for the five trading days prior to maturity.

Effective as of October 30, 1999, the Company was able to extend or exchange approximately $4.2 million in existing debt for new securities of the Company including new convertible debt securities, amended warrants and preferred stock (the "99D Exchange Offering"). The 99D Exchange Offering was made only to existing debt holders. The Company retired approximately $3.42 million in existing 12% convertible debentures which were required to be paid prior to October 31, 1999, in exchange for new 12% convertible debentures (the "99D Debentures"), in the same amount, due September 30, 2001. The 99D Debentures may be prepaid by the Company, in whole or in part, at any time prior to September 30, 2001. Interest on the debentures is payable quarterly in cash. The debentures are convertible at the option of the holder subsequent to November 15, 1999, in whole or in part, at the greater of: (i) the average of the ten day closing bid price of the Company's common stock prior to the date the notice of conversion is received by the Company or (ii) $1.00.

As part of the 99D Exchange Offering the Company also obtained an extension to September 30, 2001, of approximately $724,000 in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 30, 1999. Interest on the notes payable will continue to be made in cash on a quarterly basis.

In conjunction with the issuance of the 99D Debentures and amended notes the Company amended existing warrants representing 463,300 shares of underlying common stock set to expire on December 31, 1999, with an exercise price of $1.20 per share, to now expire on December 31, 2001, with a new exercise price of $0.30 per share. In addition, the Company also agreed to grant 170.5 shares of Series 99D Convertible Preferred Stock (the "99D Preferred") convertible with no further payment into an aggregate of 204,600 shares of common stock. The 99D Preferred shares are convertible at the option of the holder, any time after November 15, 1999, but only if the ten business day average closing

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

bid price of the Company's common stock is $0.75 per share or greater at the time of conversion. The 99D Preferred stock has no voting rights, dividend rights or preference in liquidation and if not previously converted, will automatically convert into common stock on October 30, 2001. Concurrently with the issuance of the warrants and preferred shares the Company recorded prepaid interest of approximately $36,000 which it is amortizing over the life of the notes and debentures.

In connection with the acquisition of various assets from subsidiaries of AEI the Company issued one long-term note payable for $1,980,000 and a second short-term note payable for $231,408. (See Note 11 "Asset Acquisition" for further information). Both notes bear interest at the prime rate which was 8.50% as of December 31, 1999.

Scheduled principal payments of notes payable are as follows:

        YEARS ENDED DECEMBER 31,
        =========================================
        2000                         $   888,533
        2001                           4,270,386
        2004                           1,980,000
        -----------------------------------------
        Total payments               $ 7,138,919
        =========================================

NOTE 6. INFORMATION ON INDUSTRY SEGMENTS

The Company manages its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States, however, through its various collaborative arrangements (with TEK-KOL and now Mitsubishi) the Company will continue to market the LFC Process technology on an international basis. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales or transfers. Reclassification of certain items has been made to the 1998 schedule to conform to the 1999 presentation.

                                       AUTOMATED
                                       ASSEMBLY     LFC PROCESS    OCET PROCESS    CORPORATE       TOTAL
===============================================================================================================
1999
 Revenues                            $ 3,086,000    $   750,000    $    20,000     $         -     $ 3,856,000
 Net income (loss)                      (326,000)       846,000     (1,143,000)     (3,312,000)     (3,935,000)
 Equity in operations of investee             -           1,000              -               -           1,000
 Identifiable assets, net              1,414,000       4,425,000        281,000         594,000       6,714,000
 Depreciation & Amortization             117,000         458,000        349,000          85,000       1,009,000
 Engineering, R&D expenditures                 -         841,000        810,000               -       1,651,000
 Interest expense                          1,000               -              -         641,000         642,000
---------------------------------------------------------------------------------------------------------------

1998
 Revenues                            $ 4,582,000     $         -    $    17,000     $     1,000     $ 4,600,000
 Net income (loss)                       208,000      (1,273,000)    (1,253,000)     (3,225,000)     (5,543,000)
 Equity in operations of investee              -        (613,000)             -               -        (613,000)
 Identifiable assets, net              1,303,000       2,331,000        632,000         542,000       4,808,000
 Depreciation & Amortization             107,000         451,000        272,000          11,000         841,000
 Engineering, R&D expenditures                 -         223,000        989,000               -       1,212,000
 Interest expense                              -               -              -         760,000         760,000
===============================================================================================================

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income (loss) from operations is net revenues less all costs, excluding income taxes and including other income.

AMS operates in three segments of the automated assembly systems industry: high-tech, medical and automotive. The sales for 1999 and 1998 are presented below.

                          1999              1998
       =============================================
        High-tech      $ 1,107,000       $ 2,434,000
        Medical          1,611,000         1,177,000
        Automotive         368,000           971,000
       ---------------------------------------------
         Total Sales   $ 3,086,000       $ 4,582,000
       =============================================

Revenue from sales of automated assembly equipment accounted for 80% and 99% of the Company's revenues in 1999 and 1998, respectively. The Company has one customer whose sales represent a significant portion of sales in the automated assembly systems segment in both 1999 and 1998. Sales to this one customer was in excess of 11% in 1999 and 16% in 1998. As is typical in the automated assembly industry, AMS relies on a limited number of customers for a substantial percentage of its net sales. In 1999 sales revenues derived from four customers represent approximately 66% of total sales. In 1998 sales revenues derived from four customers represent approximately 84% of total sales. AMS does not have long-term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future.

NOTE 7. STOCKHOLDERS' DEFICIENCY

Convertible Preferred Stock. The outstanding Preferred Stock of the Company at December 31, 1999, consisted of 60,541 shares of Preferred Stock. The outstanding Preferred Stock series are: 90B; 90C; P-90; PS-90; 91A; 91C; 91D; 91E; 91M; 91P; 91R; 91S; 91V; 92A; 92B; 93A; 93B; 93C; 94A; 94B; 95R; 96A; 96B;
97C; 98D and 99D. The primary distinction between such series of Preferred Stock relates to the dividend, conversion rights and liquidation preferences for each.

A summary of the issued and outstanding convertible preferred stock at December 31, 1999, is as follows:

                         SHARES ISSUED          PREFERENCE IN           COMMON SHARES ISSUABLE
PREFERRED STOCK         AND OUTSTANDING          LIQUIDATION                 ON CONVERSION
=================================================================================================
Series P-90                  400.00              $    40,000                      100,000
Series PS90                    8.00                    2,000                        1,000
Series 90                      3.50                      350                          306
Series 91                 59,642.00                  215,350                        4,611
Series 92                     13.50                    1,350                          104
Series 93                     46.50                    4,650                        1,694
Series 94                    123.95                   12,395                        5,302
Series 95                     42.50                  425,000                    1,048,000
Series 96                     45.00                  498,000                      439,500
Series 97                      1.00                   10,000                       13,500
Series 98                     45.00                        -                       31,500
Series 99                    170.50                        -                      204,600
-------------------------------------------------------------------------------------------------
                          60,541.45              $ 1,209,095                    1,850,117
=================================================================================================

During 1999, shareholders elected to convert 3,674 Preferred Shares into approximately 3,329,000 shares of common stock.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1999 Preferred Stock Transactions. During 1999 the Company issued 170.5 shares of a new series of Preferred Stock, the 99D Series. This series was issued in connection with the 99D Debt Restructuring more fully described in Note 5 "Notes Payable and Line-of-Credit."

1998 Preferred Stock Transactions. On January 8, 1998, the Company, for the net proceeds of $490,000 issued 550 shares of Series 97G 8% Convertible Preferred Stock to two foreign accredited investors pursuant to the provisions of Regulation S. The Series 97G Preferred Shares accrue dividends at a rate of 8% per annum and are cumulative. As per the subscription agreements, the Company also issued warrants to purchase a total of 25,000 common shares at $1.35 per share and 194,502 shares of restricted common stock. The warrants became exercisable 10 days subsequent to the closing date and expire on January 8, 2003. As of December 31, 1998, the Series 97G Preferred Shares were fully converted into approximately 655,000 common shares.

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

On July 28, 1998, the Company, for net proceeds of $490,000, issued 550 shares of Series 98A 6% Convertible Preferred Stock to two accredited investors, representing the second and final tranche. The 98A Preferred Shares accrue dividends at a rate of 6% per annum and are cumulative. See Description of Securities below for a summary of the rights and conversion privileges of the Series 98A Preferred Stock holders. The Company also issued warrants to purchase a total of 70,000 common shares at $1.18 per share to these investors. The warrants became exercisable 10 days after issuance and expire on March 6, 2003. As of December 31, 1999, the Series 98A 6% Convertible Preferred Stock were fully converted.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Series 90B and 90C. Dividends - The Series 90B and 90C Preferred Stock are entitled to dividends of $8 per share annually, payable in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock of the Company, other than a previously issued series of Preferred Stock and before any funds are set aside for the purchase of, or retirement of, the whole or any part of any series of Preferred Stock, or any other class of stock of the Company. Dividends are cumulative and are payable before dividends on any common stock are paid. Redemption - The Series 90B and 90C Preferred Stock do not have the right to require its redemption. The Series 90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since August 31, 1992, at any time and from time to time effective on 60 days prior notice, at $100 for each share, plus the amount of any unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem the Series 90B and 90C Preferred Stock is subject to compliance with Utah law, including without limitation, certain retained earnings requirements. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntarily, the holders of the Series 90B and 90C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, prior to any distribution with respect to any other class of stock, liquidating distributions in the amount of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared. Conversion - Each share of the Series 90B and 90C Preferred Stock is convertible, at the option of the holder thereof without further payment at any time, into 88 shares of common stock unless previously redeemed.

Series P-90. Dividends - The Series P-90 Preferred Stock are entitled to dividends of $8 per share annually, payable in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock of the Company, other than previously issued series of Preferred Stock and before any funds are set aside for the purchase of, or retirement of, the whole or any part of any series of Preferred Stock, or any other class of

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock of the Company. Dividends are cumulative and are payable before dividends on any common stock are paid. Redemption - The Series P-90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since January 1, 1996, at $100 per share, plus the amount of any unpaid cumulative dividends which have then become payable thereto. The right of the Company to redeem this series is subject to compliance with Utah law, including without limitation certain retained earnings requirements. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntarily, the holders of the Series P-90 Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, prior to any distribution with respect to any other class of stock, liquidating distributions in the amount of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared. Conversion - Each share of Series P-90 Preferred Stock is convertible into 250 shares of common stock of the Company, at the option of the holder and upon payment to the Company at the time of conversion of $1.375 per common share.

Series PS-90 Dividends. - Dividends of $20 per share annually are payable on the Series PS-90 Preferred Stock, in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock other than previously issued series of Preferred Stock, and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series PS-90 Preferred Stock, or any other class of stock. The dividends on the PS-90 Preferred Stock are cumulative, and are payable prior to the payment of any dividends on the common stock. Redemption - The holders of the PS-90 Preferred Stock have no right to require redemption of their Preferred Stock. The Series PS-90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since December 31, 1993, and any time and from time to time effective on 60 days prior notice, at $250 per share of Series PS-90 Preferred Stock, plus the amount of any unpaid cumulative dividends which have become payable with respect thereto. The right of the Company to redeem this series of Preferred Stock is subject to compliance with Utah law, including without limitation, certain retained earnings requirements. Liquidation - In the event of liquidation, dissolution or other termination of the Company, the holders of the shares of the Series PS-90 Preferred Stock are entitled to $250 per share, plus all accrued and unpaid dividends up to the date fixed for distribution whether or not earned or declared. Such payments shall be made before any payment or distribution is made to the holders of the common stock or any other series of Preferred Stock and concurrently with the 90B, 90C or P-90 series. Conversion - Each share of the PS-90 Preferred Stock is convertible into 125 shares of common stock at the election of the shareholder upon payment to the Company of $1.375 per common share at the time of conversion.

Series 91A, 91C, 91D and 91E. Dividends - Dividends of $8 per share annually will be payable on the Series 91A, 91C, 91D and 91E Preferred Stock in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock other than previously issued series of Preferred Stock and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series 91 Preferred Stock or any other class of stock, other than any previously issued series of Preferred Stock of the Company. Dividends are cumulative and are payable prior to the payment of any dividends on the common stock of the Company. Redemption - The holders of the Series 91A, 91C, 91D and 91E Preferred Stock have no right to require redemption of the shares. The Company has been able to redeem the shares in a series, in whole or in part since December 31, 1993, at any time and from time to time effective on 60 days prior notice, at $100 per share, plus the amount of unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem this series of Preferred Stock is subject to compliance with Utah law, including without limitation certain retained earnings requirements. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of the shares of the Series 91A, 91C, 91D and 91E Preferred Stock shall be

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

entitled to a cash payment of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than the previously issued series of Preferred Stock of the Company. Conversion - Each share of the Series 91A, 91C, 91D and 91E Preferred Stock is convertible into 25 shares of common stock at the election of the shareholder without further payment.

Series 91M. Dividends - No dividends are payable on the Series 91M convertible Preferred Stock. Redemption - Neither the Company nor the holders have the right to cause or require redemption of the Series 91M Preferred Stock. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of Series 91M convertible Preferred Stock are entitled to a cash payment of $2 per share. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than the previously issued series of Preferred Stock of the Company. Conversion - Since September 30, 1993, each 5,000 shares of Series 91M Preferred Stock is convertible into 300 shares of common stock of the Company, at the election of the shareholder without further payment. The Company shall have the absolute right to cause conversion of the 91M Preferred Shares at any time, or from time to time without additional payment upon 60 days prior written notice. In the event the Company elects to convert the 91M shares to common stock, each share of Series 91M Preferred Stock shall be converted into 300 shares of the Company's common stock.

Series 91P. Dividends - No dividends are payable on the Series 91P Preferred Stock. Redemption - Neither the Company nor the holders have the right to cause redemption of the Series 91P Preferred Stock. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91P Preferred Stock shall be entitled to a cash payment of $2.50 per share. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company. Conversion - Since July 15, 1993, each 4,000 shares of Series 91P Preferred Stock is convertible into 250 shares of common stock of the Company at the election of the shareholder and without further payment. The Company shall also have the absolute right to cause conversion of the Series 91P Preferred Shares at any time or from time to time upon 60 days prior written notice. In such event, each share of Series 91P Preferred Stock shall be convertible into 250 shares of common stock.

Series 91R. Dividends - Dividends of 8% per annum will be payable on the Series 91R Preferred Stock, in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other shares of Preferred Stock other than previously issued series of Preferred Stock, and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series 91R Preferred Stock or any other class of stock, other than any previously issued series of Preferred Stock of the Company. Dividends payable on the Series 91R Preferred Stock are cumulative and are payable prior to the payment of any dividends on the common stock of the Company. Redemption - The holders do not have the right to require redemption of the Series 91R Preferred Stock. The Company may redeem the Series 91R Preferred Stock in whole or part, at any time and from time to time effective on 60 days prior written notice, at $10,000 per Series 91R Preferred Share, plus the amount of any unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem the Series 91R Preferred Shares is subject to compliance with Utah law, including without limitation certain retained earnings requirements. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91R Preferred Stock shall be entitled to a cash payment of $10,000 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

such dividends have been earned or declared. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company. Conversion - During the 60 day notice period provided for redemption by the Company, each share of the Series 91R Preferred Stock is convertible into 167 shares of common stock without further payment at the election of the shareholder. Since October 15, 1993, the holders of the preferred shares have been able to demand conversion into common stock.

Series 91S. Dividends - No dividends are payable on the Series 91S Preferred Stock. Redemption - Neither the Company nor the holders have the right to cause redemption of the Series 91S Preferred Stock. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91S Preferred Stock shall be entitled to a cash payment of $3.50 per share. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company. Conversion - Since September 30, 1993, each share of Series 91S Preferred Stock has been convertible into 150 shares of common stock of the Company, at the election of the shareholder. The Company also has the right to cause conversion of the Series 91S Preferred Stock at any time, or from time to time upon 60 days prior written notice. In such event, each share of 91S Preferred Stock shall be convertible into 150 shares of common stock.

Series 91V. Dividends - The holders of the 91V Preferred Stock have no right to dividends. Redemption - The holders of the Series 91V Preferred Stock do not have the right to require the redemption of the Series 91V Preferred Stock. The Company has a right to cause redemption of the Series 91V Preferred Stock as a series, in whole or in part, at any time and from time to time effective on 60 days prior notice, at $100 per share. The right of the Company to redeem the Series 91V Preferred Stock is subject to compliance with Utah law, including without limitation certain retained earnings requirements. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 91V Preferred Stock shall be entitled to a cash payment of $100 per share. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company. Conversion - During the 60 day notice period provided wherein the Company may redeem the Series 91V Preferred Stock, or at any other prior time, each share of the Series 91V Preferred Stock is convertible into 8 shares of common stock of the Company without further payment at the election of the shareholder.

Series 92A and 92B. Dividends - The Series 92A and 92B Preferred Stock have no dividend rights. Redemption - The Series 92A and 92B Preferred Stock holders do not have the right to require its redemption. The Company may redeem the Preferred Stock as a series, in whole or in part, at any time and from time to time effective on 60 days prior notice, at $100 per share. The right of the Company to redeem the shares is subject to compliance with Utah law, including without limitation certain retained earnings and requirements. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of shares of the Series 92A and 92B Preferred Stock shall be entitled to a cash payment of $100 per share. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock of the Company. Conversion - Each share of the Series 92A Preferred Stock is convertible into 6 shares of common stock. Each share of the Series 92B Preferred Stock is convertible into 8 shares of common stock. Each share is convertible without further payment at the election of the shareholder.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Series 93A, 93B and 93C. Dividends - The Series 93A, 93B and 93C Preferred Stock have no dividend rights. Redemption - The holders of the Series 93A, 93B and 93C Preferred Stock have no option or right to require redemption of their shares. The Series 93A, 93B and 93C Preferred Stock is redeemable by the Company as a series, in whole or in part, effective on 60 days prior notice, at $100 per share. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 93A, 93B and 93C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $100 per share. The liquidation preference shall be payable before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. Conversion - Each share of the Series 93A, 93B and 93C Preferred Stock is convertible, at the option of the holder without further payment, into either 15 or 38 shares of the Company depending upon the due date and interest rate on the promissory note purchased in connection with the private placement under which the shares of these three series of Preferred Stock were issued.

Series 94A and 94B. Dividends - The Series 94A and 94B Preferred Stock have no dividend rights. Redemption - The holders of the Series 94A and 94B Preferred Stock have no option or right to require redemption of their shares. The Series 94A and 94B Preferred Stock is redeemable by the Company as a series, in whole or in part, effective on 60 days prior notice, at $100 per share. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 94A and 94B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $100 per share. The liquidation preference shall be payable before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. Conversion - Each share of the Series 94A and 94B Preferred Stock is convertible, at the option of the holder without further payment, into from 25 to 45 shares of the Company depending upon the due date and interest rate on the promissory note purchased in connection with the private placement with which the shares of these series of Preferred Stock were issued.

Series 95R. Dividends - No dividends are payable on the Series 95R Preferred Stock. Redemption - The holders of the Series 95R Preferred Stock have no option or right to require redemption. The Series 95R preferred shares are redeemable by the Company as a series effective on 60 days prior notice, at $10,000 per share. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 95R Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 per share for each share of Series 95R Preferred Stock. Such liquidation payments are to be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. Conversion - Each share of the Series 95R Preferred Stock has been convertible since November 1, 1997, at the option of the holder without further payment, into common stock with a bid based market value of (i) $18,000; or (ii) $16,500. Alternatively, each share of Series 95R Preferred Stock can be converted into 12,500 shares of common stock, at the option of the holder.

Series 96A and 96B. Dividends - The Series 96A and 96B Preferred Stock have no dividend rights. Redemption - Neither the holders of the Series 96A or 96B Preferred Stock nor the Company have any option or right to require or cause redemption. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 96A and 96B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 and $13,000 per share, respectively. The liquidation preference shall be payable before any payment or distribution is made to the holders of

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. Conversion - Each share of the Series 96A Preferred Stock has been convertible, at the option of the holder without further payment since April 30, 1998, into 13,500 common shares. Each share of Series 96B Preferred Stock has been convertible at the option of the holder without further payment since August 30, 1998, into 3,000 shares of common stock.

Series 97C. Dividends - No dividends are payable on the Series 97C Preferred Stock. Redemption - The holders of the Series 97C Preferred Stock have no option or right to require redemption. The Series 97C preferred shares are redeemable by the Company as a series, effective on 60 days prior notice, at $10,000 per share. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 97C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 per share for each share of Series 97C Preferred Stock. Such liquidation payments are to be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. Conversion - Each share of the Series 97C Preferred Stock has been convertible since August 30, 1998, at the option of the holder without further payment, into 13,500 shares of common stock.

Series 98D. Dividends - The Series 98D Preferred Stock has no dividend rights. Redemption - The Series 98D Preferred Stock is not redeemable by any party. Liquidation - The Series 98D Preferred Stock has no liquidation preference. Conversion - Each share of the Series 98D Preferred Stock is convertible into 700 shares of common stock of the Company at the option of the holder, at any time after November 15, 1998, for a period of two years from October 30, 1998. On the second anniversary from October 30, 1998, the Series 98D Preferred Stock automatically converts into common stock.

Series 99D. Dividends - The Series 99D Preferred Stock has no dividend rights. Redemption - The Series 99D Preferred Stock is not redeemable by any party. Liquidation - The Series 99D Preferred Stock has no liquidation preference. Conversion - Each share of the Series 99D Preferred Stock is convertible at the option of the holder, any time after November 15, 1999, but only if the ten business day average closing bid price of the Company's common stock is $0.75 per share or greater at the time of conversion. The 99D Preferred Stock will automatically convert into common stock on October 30, 2001. Dividends on all preferred shares are only payable when the Company has sufficient accumulated earnings. Cumulative dividends of approximately $74,000 were in arrears under the Series PS90, P-90, 90 and 91 preferred share agreements at December 31, 1999.

Common Stock

1999 Common Stock Transactions. During the quarter ended March 31, 1999, the Company issued 60,000 restricted common shares to two domestic individuals for services rendered, valued at approximately $15,000.

During the quarter ended June 30, 1999, the Company raised $560,500 through the issuance of 5,142,794 restricted common shares to thirteen accredited investors. In connection therewith the Company issued an aggregate of 211,208 shares of restricted common stock valued at $24,075 to two individuals, as compensation for placement agent services.

During the quarter ended September 30, 1999, the Company raised approximately $339,000 through the issuance of 3,666,602 restricted common shares to accredited investors and two officers/directors

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the Company (Also see Note 12 "Related Party Transactions"). In addition, the Company granted purchasers of these restricted securities piggy-back registration rights.

During the quarter ended December 31, 1999, the Company raised approximately $195,000, through the issuance of 2,584,833 restricted common shares.

1998 Common Stock Transactions. During the quarter ended March 31, 1998, the Company issued 14,886 restricted common shares to four domestic individuals for services rendered, valued at approximately $21,000. For the quarter ended June 30, 1998, the Company issued 1,685 restricted common shares to one domestic individual for services rendered, valued at approximately $1,638. On August 19, 1998, the Company issued 40,000 restricted common shares to two consultants in accordance with their related service agreements for services, valued at approximately $34,500.

Warrants and Options. As of December 31, 1999, the Company had outstanding warrants and options entitling the holders thereof to purchase
7,699,899 shares of Common Stock of the Company at exercise prices which range from $0.08 to $10.00 and with varying expiration dates. The exercise price of the warrants and options are generally subject to adjustment in the event of stock splits, stock dividends and similar events. Some outstanding warrants expire only on the occurrence of certain conditions precedent, which are not dates certain. The warrants and options are not divided into any series or class, and there was no public market for either the warrants or options as of December 31, 1999. The warrants and options do not confer upon the holders any voting or dividend rights or any other rights of a shareholder of the Company. (See Note 8 "Stock Option and Performance Incentive Program" for additional information on the issuance of stock options in accordance with the Company's 1996 Omnibus Stock Option Plan.)

The following table summarizes disclosures required by SFAS 123 for warrant and option activity subsequent to December 31, 1997:

Common shares underlying outstanding warrants and options

                                        Underlying       Weighted
                                          Common          average
                                          Shares       exercise price
       ===============================================================
        Balance, December 31, 1997       4,401,775         $ 2.18

        Granted                          2,264,500           0.75
        Exercised                          (25,000)          0.60
        Expired                           (122,676)          5.50
       ---------------------------------------------------------------
        Balance, December 31, 1998       6,518,599           1.61

        Granted                          2,058,500           0.13
        Expired                           (877,199)          1.11
       ---------------------------------------------------------------
        Balance, December 31, 1999       7,699,899         $ 1.21
       ===============================================================

1999 Warrant Transactions. During the quarter ended June 30, 1999, the Company granted two warrants to purchase 200,000 shares of common stock, to the holder of five notes payable aggregating $500,000, for accrued interest through June 27, 1999, valued at $21,107. The warrants are exercisable one year from the date of grant. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. One warrant to purchase 150,000 shares of common stock may be exercised at $0.16 per share and the other warrant to purchase 50,000 shares of common stock may be exercised at $0.18 per share.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 1, 1999, the Company as provided in related service or consulting agreements, granted twelve warrants to purchase an aggregate of 135,000 common shares, to five directors and seven consultants for services rendered. In connection therewith, the Company recorded compensation expense to non-employees of $9,720. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable one year from the grant date at $0.125 per share.

On April 8, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares, to one consultant for services rendered. In connection therewith, the Company recorded compensation expense of approximately $2,160. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the grant date at $0.08 per share.

On April 15, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 50,000 common shares, to one consultant for services rendered. In connection therewith, the Company recorded compensation expense of $4,725. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the grant date at $0.105 per share.

On May 18, 1999, the Company, as provided in related service or consulting agreements, granted five warrants to purchase an aggregate of 358,000 common shares, to five officers and directors for services rendered. In connection therewith, the Company recorded compensation expense of $2,160 for the warrants granted to outside directors. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrants are exercisable one year from the grant date at $0.1429 per share.

On June 24, 1999, the Company, in keeping with the intent of a previous settlement agreement with the two purchasers of the 97D preferred shares, agreed to extend the expiration date of six warrants to purchase an aggregate of 676,923 common shares, from September 30, 1999, to January 31, 2000. The warrants are currently exercisable at a price of $2.44 per share.

On August 18, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 60,000 common shares, to one consultant for financial consulting services. In connection therewith, the Company recorded compensation expense of approximately $5,400. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2002. The warrant is exercisable one year from the date of grant at $0.1375 per share.

On August 20, 1999, the Company, as provided in a related service agreement, granted one warrant to one employee to purchase an aggregate of 5,000 common shares. The exercise price was not lower than the closing bid price on the grant date and the warrant expires on December 31, 2003. The warrant is exercisable one year from the grant date at $0.136 per share.

On October 22, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 70,000 common shares, to one consultant for consulting services. The exercise price was greater than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable one year from the date of grant at $0.1096 per share.

Prior to October 30, 1999, and in conjunction with the issuance of the 99D Debentures and amended notes, the Company amended existing warrants representing 463,300 shares of underlying common stock set to expire on December 31, 1999, with an exercise price of $1.20 per share to now expire on

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2001, with a new exercise price of $0.30 per share. In connection therewith the Company recorded prepaid interest of $18,452 which is being amortized over the two year extension of the debt. (See Note 5 "Notes Payable and Line-of-Credit" for additional information).

As provided in their related service agreements, the Company on November 1, 1999, granted five warrants to purchase an aggregate of 430,000 common shares to five employees for services rendered. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are first exercisable one year from the date of grant at $0.088 per share.

1998 Warrant Transactions. On March 31, 1998, the Company granted certain debt holders, pursuant to the Company's 1998 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. In connection therewith the Company recorded interest expense of approximately $94,700 based on the estimated fair value of the warrants. These warrants expired or were amended as part of the Company's 1999 debt restructuring (see Note 5 "Notes Payable and Line-of-Credit").

During the first quarter of 1998, as provided in related service or consulting agreements, the Company granted nine warrants to purchase an aggregate of 120,000 common shares, to one employee, four directors and four consultants for services rendered during the quarter ended March 31, 1998. In connection therewith, the Company recorded compensation expense to non-employees of approximately $18,000, based on the estimated fair value of the warrants. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants become exercisable one year from the grant date at $0.84 per share.

On April 21, 1998, the Company granted eleven warrants to purchase an aggregate of 201,000 common shares, to the employees of its TEK-KOL partnership, who were not employees of the Company. The common shares underlying the warrants vest 25% on the first day the warrant holder becomes an employee of the Company or other entity owned by the Company. Consequently, no compensation expense was recorded by the Company. The remaining shares shall vest 25% each three month period thereafter, as long as the warrant holder continues to be an employee. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable at $0.42 per share.

On June 30, 1998, the Company granted certain debt holders, pursuant to the Company's 1997 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares on or before December 31, 1999, at an exercise price of $1.20 per share. In conjunction therewith, the Company recorded approximately $93,000 of interest expense. These warrants expired or were amended as part of the Company's 1999 debt restructuring (See Note 5 "Notes Payable & Line of Credit").

As provided in related service or consulting agreements, the Company granted eight warrants to purchase an aggregate of 60,000 common shares, to one employee, four directors and three consultants for services rendered during the three month period ended June 30, 1998. In connection therewith, the Company recorded compensation expense to non-employees of approximately $26,340 based on the estimated fair value of the warrants. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2003. The warrants become exercisable one year from the grant date at $0.625 per share.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective September 1, 1998, the Company in settlement of certain claims made by the holders of six warrants representing 676,923 common shares, at an exercise price of $2.44, agreed to extend the expiration date of the six warrants to September 30, 1999.

On September 30, 1998, the Company granted certain debt holders, pursuant to the Company's 1997 debt restructuring, warrants to purchase an aggregate of 152,500 restricted common shares exercisable on or before December 31, 1999, at an exercise price of $1.20 per share. The warrants are first exercisable one year from the date of grant. In connection therewith, the Company recorded interest expense of approximately $15,100, based on the estimated fair value of the warrants. These warrants expired or were amended as part of the Company's 1999 debt restructuring (See Note 5 "Notes Payable & Line of Credit").

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

The following table provides the weighted-average exercise price and the weighted-average remaining contractual life for outstanding warrants and options at December 31, 1999, grouped into four exercise price ranges:

                      Warrants and Options Outstanding        Warrants and Options Exercisable
                  -----------------------------------------  -----------------------------------------
                     Number         Wt. Avg.      Wt. Avg.      Number          Wt. Avg.     Wt. Avg.
                   Outstanding     Remaining     Exercise     Exercisable      Remaining     Exercise
Range              at 12/31/99    Life (Years)     Price      at 12/31/99     Life (Years)    Price
======================================================================================================
$ 0.08 - $ 0.18     2,033,499         4.7          $ 0.12              -               -            -
$ 0.26 - $ 0.88     2,503,550         3.1            0.51      1,587,550             3.0       $ 0.45
$ 1.03 - $ 2.44     2,461,873         2.9            1.58      2,245,873             2.4         1.64
$ 4.25 - $10.00       700,977         3.5            5.62        700,977             3.5         5.62
------------------------------------------------------------------------------------------------------
                    7,699,899                                  4,534,400
======================================================================================================

Pro Forma Information. As of December 31, 1999, the Company has outstanding warrants and options as described above. The Company has elected to follow APB 25 and related interpretations in accounting for the warrants and options. As the exercise price of the warrants and options issued by the Company to employees equaled the market price of the underlying stock on the grant dates, no compensation expense was recorded in 1999 and 1998 under APB 25.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for the warrants and options granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for years 1999 and 1998: risk-free interest rate of approximately 6%; expected volatility factor ranging from .737 to 1.721, expected life of the option of 2.0 years, and an expected dividend yield of zero.

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

YEARS ENDED DECEMBER 31,        1999       1998
=================================================
Net loss:
 Historical                   $(3,935)   $(7,433)
 Pro Forma                     (4,056)    (7,858)
Net loss per share - basic:
 Historical                   $  (.10)   $ (0.50)
 Pro Forma                       (.10)     (0.53)
=================================================

In 1995 the Company granted warrants to employees for the purchase of 3,530,000 OCET common shares at $1.00 per share, and canceled a warrant for 850,000 of those shares in January 1996. As part of the issuance, the exercise price of these warrants could be satisfied through the issuance of a non-recourse note receivable. There is no current market for OCET common stock. At December 31, 1999, warrants for the purchase of 471,000 OCET common shares were exercised by certain holders thereof in exchange for $471,000 in non-recourse notes receivable. The notes receivable bear interest at 8% simple interest per annum and mature on December 31, 2004. In addition, the makers of the notes receivable, to secure payments under the notes, have pledged the OCET common shares as collateral. The Company has the option in an event of default as defined therein to foreclose and take possession of the collateral. All remaining OCET warrants expired on December 31, 1999.

NOTE 8. STOCK OPTION AND PERFORMANCE INCENTIVE PROGRAM

In June 1997, the stockholders approved the 1996 Omnibus Stock Option Plan (the "Stock Plan") pursuant to which a maximum aggregate of 2,000,000 shares was reserved for grant. Under the Stock Plan, employees may be given an opportunity to purchase, by way of option, or stock purchase rights, common stock of the Company. The Stock Plan also provides for the use of stock appreciation rights and long term performance awards as employee incentives. All options granted become fully vested to employees with one year of service. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee. As of December 31, 1999, and 1998, the Company had outstanding options to purchase an aggregate of 1,792,000 and 1,107,000 common shares, respectively, none of which had been registered with the SEC. The Company applies APB 25 and related interpretations in accounting for its plan. In accordance with SFAS 123, as more fully described in Note 7 "Stockholders' Deficiency," the options have been aggregated with the warrants for the fair value pro forma disclosure required.

During 1998, the Company granted incentive stock options to purchase 859,000 shares of common stock to employees pursuant to the Stock Plan. The options are exercisable between $0.265 and $0.843, upon effective registration under the Securities Act of 1933 or when the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act of 1933. All the options issued in 1998 expire on the date of grant in 2003.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1999, the Company granted additional incentive stock options to employees pursuant to its Stock Plan. The incentive options are exercisable for a total of 685,000 shares of common stock at $0.125 per share, the closing bid price on the grant date, to employees of the Company. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act of 1933. The options shall expire on April 1, 2004.

NOTE 9. MANDATORILY REDEEMABLE PREFERRED STOCK

Mandatorily redeemable preferred stock consists of 2,200 authorized shares of Series 98C 6% Convertible Preferred stock. As of December 31, 1999, all of the Series 98C 6% Convertible Preferred stock had been converted.

Prior to completion of the Series 98C mandatorily redeemable preferred stock offering, the Company, in conjunction with the offering received $350,000 in cash as a bridge loan from three foreign accredited investors. The bridge loan was in the form of three 12% notes payable to the three investors who also participated in the Series 98C Preferred Stock offering. The Company issued 15,508 shares of common stock for interest on the bridge loan valued at $4,652.

On November 4, 1998, the Company issued 950 shares of $0.01 par value, 6% Convertible Preferred Series 98C and six warrants to four foreign investors for cash and notes payable. The Company received net proceeds of $918,000 representing the completion of the first tranche of this Preferred series. These shares have a liquidation preference of $1,000 per share and accrue dividends at 6% per annum which are cumulative. The number of shares of common stock to be issued upon conversion of the 98C Preferred Shares will be determined by dividing the amount to be converted by the lesser of $0.46 or 75% of the five lowest closing bid prices of the common stock during the Lookback Period. The Lookback Period is defined as the five trading days immediately preceding the date the notice of conversion is received by the Company. After the last trading day of each month that the Series 98C Preferred Stock remains outstanding, starting on the first day of the fourth month after the closing date, the Lookback Period will be increased by two trading days per month until the Lookback Period equals a maximum of 30 trading days. The holder of the Series 98C Preferred Stock is precluded from converting any portion which would cause the holder to be deemed to be the beneficial owner of 4.99% or more of the issued and outstanding common stock of the Company. The 98C Preferred Stock is redeemable at the option of the Company, in whole or in part, in cash, at 125% of the Liquidation value plus accrued and unpaid dividends. In the event the 98C Preferred Stock is not converted two years from the Closing Date then the outstanding 98C Preferred Stock shall be redeemed by the Company as if the Company voluntarily elected such redemption. For the Series 98C Preferred Stock, upon the occurrence of certain events including a change in control, sale of substantially all the assets, the consummation of one or more equity financings resulting in net proceeds of $4 million, or an event of default, the Company must pay to the holders liquidated damages in the amount of 125% of the $1,000 per share liquidation preference. The six warrants which are convertible into 47,500 shares of common stock, contain an exercise price equal to 110% of the average closing bid price for the five trading days preceding the closing date ($0.51). The warrants are exercisable two days following the closing date and expire on November 4, 2003.

The shares of common stock underlying the 98C Preferred shares and warrants are subject to a Registration Rights Agreement, which requires the Company to file a registration statement for these securities with the Securities and Exchange Commission ("SEC"). The registration statement was filed and declared effective by the SEC within the prescribed time period.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The shares of common stock underlying the second and third tranches of the 98C Preferred and warrants are subject to a Registration Rights Agreement, which requires the Company to file a registration statement for these securities with the SEC. The registration statement was filed and declared effective by the SEC within the prescribed time period.

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

The difference between the estimated fair value of the redeemable preferred shares at their issue date and the mandatory redemption amount is being ratably accreted, over the two year term of the Series 98C Preferred, by charges to accumulated deficit. At the redemption date, the carrying amount of such shares will equal the mandatory redemption amount plus accumulated dividends unless the shares are converted by the holders prior to the redemption date. Imputed and accreted dividends aggregating $455,496 were recorded in connection with the issuance of the 98C Preferred Shares. The imputed dividends have been included in the computation of net loss per common share as disclosed in Note 1 "Business, Organization and Principles of Consolidation."

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. MINORITY INTEREST

At December 31, 1999, the Company reported minority interest in the consolidated balance sheet of $471,000. This minority interest resulted from the exercise of two warrants held by former employees of the Company to acquire 471,000 shares of OCET in return for two notes payable. (See Note 7 "Stockholders'
Deficiency" for more information.) For financial reporting purposes, the assets, liabilities and earnings of OCET are consolidated with the Company's financial statements and the notes receivable resulting from the transaction are shown as a reduction of stockholders' equity.

NOTE 11. ASSET ACQUISITION

On December 9, 1999, the Company entered into an agreement (the "Amended Acquisition Agreement") with Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly-owned subsidiaries of AEI to purchase (1) Bluegrass' 50% interest in the LFC Technology as well as Bluegrass' interest in the TEK-KOL partnership; (2) the ENCOAL corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build a commercial sized LFC plant near Gillette, Wyoming; among other tangible and intangible LFC assets and (3) NuCoal LLC which owns certain design and engineering drawings for the construction of a commercial LFC plant. The Company has accounted for this purchase as an acquisition of assets.

The aggregate purchase price recorded by the Company was approximately $3,218,000 consisting of a $1,980,000 promissory note due in five years with interest thereon at the prime rate, the assumption of a $1.13 million invoice due MHI by Bluegrass, the assumption of various other liabilities aggregating approximately $88,000 and $20,000 in acquisition related costs. The purchase price was allocated as follows: (a) approximately $735,000 for current assets consisting mainly of accounts receivable and inventory, (b) approximately $2,135,000 for the ENCOAL Demonstration Plant and LFC related equipment, (c) approximately $224,000 for engineering drawings and (d) $124,000 for the remaining LFC technology rights.

In addition, the Company agreed to (a) the execution of a promissory note payable of $231,408 with interest thereon at the prime rate, due at the end of the first quarter of 2000, for various employee related expenses payable to AEI by the Company prior to the closing date. The note payable is secured by future royalties from the licensing of the LFC technology.

Further, subsequent to the closing date and prior to the end of the first quarter of 2000, the Amended Acquisition Agreement requires the Company to provide AEI (a) with a release, which the Department of Energy ("DOE") has already provided, from the attendant obligations pursuant to the ENCOAL Demonstration Plant Cooperative Agreement with the DOE whereby the Company and the DOE agree to discharge and release AEI its successors, assigns and affiliates, with the Company becoming solely liable for the performance and terms thereunder, (b) a release and discharge from Vulcan and Triton LLC of Bluegrass, AEI, WCT (collectively "AEI") and their affiliates from a $10 million bonding obligation and all indemnities which AEI has provided, (c) an assignment of the "ENCOAL Use and Indemnification Agreement" by Triton LLC to the Company
(d) a release of all duties, obligations, covenants and liabilities of AEI pursuant to the ENCOAL Use and Indemnification Agreement and (e) the release of AEI and assignment to the Company of various other permits and their attendant obligations related to the operation of the ENCOAL plant. Pursuant to the terms of the Amended Acquisition Agreement the Company has pledged the stock of ENCOAL and the membership interest in NuCoal, which are being held by an independent third party, and the Company may not operate, test or modify the ENCOAL plant until the conditions set forth in items (a), (b) and (c) above have been met. Subsequent to December 9, 1999, the Company is responsible for reasonable and necessary costs and expenses for the ENCOAL facilities. In the event the Company is unable to complete or obtain a

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

waiver on any of the foregoing, AEI may, pursuant to the security agreements retake possession of the assets pledged as collateral. The obligations described in (a), (c), and (e) above have been satisfied.

NOTE 12. RELATED PARTY TRANSACTIONS

The Company has entered into the following transactions with related parties:

a) The Company sold 200 Series P-90 preferred shares for $22,000 to two officers in 1990. Each preferred share is convertible into 250 restricted common shares upon payment of a price that was reduced from $15.00 per share to $1.375 per share in 1995. These shares are still outstanding as of December 31, 1999.

b) During the three month period ended June 30, 1999, the Company issued for cash one 12% note payable with a face value of $50,000 to an entity controlled by one outside director. The principal and interest on the note payable after extension are both due on November 15, 2000.

c) As of December 31, 1999, the Company owed four officers/directors approximately $435,000, for deferred compensation. This amount has been included with accrued salaries and benefits in the Company's balance sheet.

d) On September 30, 1999, the Company issued an aggregate of 225,226 shares of restricted common stock to two officers/directors of the Company in return for $20,000 in cash. In addition, the Company granted purchasers of these restricted securities piggy-back registration rights. On that date, the bid price of the Company's unrestricted common stock was $0.129 per share.

e) During the three month period ended June 30, 1999, the Company issued one 12% note payable with a face value of $25,000 and a warrant to purchase 17,500 shares of common stock to one outside director for $25,000. The note bears simple interest which is payable quarterly, at the Company's option, in cash or restricted common stock. In the event the Company elects to distribute common stock, the price of the common stock used to determine the number of shares to be issued will be the greater of (a) the average stock price for the last ten trading days of each quarter or (b) $0.25 per share. The principal of the note payable is due on April 23, 2001, in cash. The warrant is exercisable one year from the date of grant at a price of $0.12 per share. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. In addition, the Company issued 524,790 shares of restricted common stock to this director in return for $85,000 in cash. In October, 1999, the Company issued 5,261 shares of restricted common stock for interest on this note valued at $1,315.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) The Company leases its corporate offices under an operating lease agreement which provides for annual escalation of rental payments and expires in December 2000. The Company's OCET subsidiary leases its laboratory facilities under an operating lease agreement which expires in May 2000. AMS leases its manufacturing facility under an operating lease agreement which expired in October 1998 and is currently on a monthly basis. Under the terms of the lease agreements, the lessee pays taxes, maintenance and insurance. As of December 31, 1999, the Company had no other significant commitments under capital or operating leases. Total rent expense relating to leased facilities was approximately $442,000 and $395,000 in 1999 and 1998, respectively.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Future minimum annual operating lease commitments aggregate approximately $178,000 due in 2000.

b) As required in the LFC Technologies, LLC Operating Agreement the Company may be required from time to time to make contributions to LFC
   Technologies, LLC, the Company's new joint venture with a subsidiary of Mitsubishi Corp.

c) The Company has employment agreements with its executives, the terms of which expire on December 31, 2000. Such agreements, which have been revised from time to time, provide for minimum salary levels. The agreements contain change-in-control provisions that would automatically extend the date of the employment agreements by one year from the date of change. The maximum contingent liability under these agreements, in such event, is approximately $1.3 million.

NOTE 14. INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities are:

                                               1999
=======================================================
Deferred tax assets:
 Net operating loss carryforwards         $ 21,010,000
 Depreciation and amortization                  46,000
 Research and development credits              458,000
 Accrued interest                               78,000
 Stock for services                            239,000
 Other                                          74,000
-------------------------------------------------------
                                            21,905,000
Deferred tax liabilities - Other               (95,000)
-------------------------------------------------------
Net deferred tax assets                     21,810,000
Deferred tax assets valuation allowance    (21,810,000)
-------------------------------------------------------
                                          $          -
=======================================================

At December 31, 1999, the Company had net operating losses available for carryforward for federal and state tax purposes of approximately $58,231,000 and $12,650,000, respectively. Federal and state loss carryforwards of $343,000 and $4,645,000, respectively, expired in 1999 and will not be available for carryforward into 2000. The difference between federal and state loss carryforwards is primarily attributable to the 50% limitation of California loss carryforwards. The Company also has federal research credit carryforwards of approximately $450,000 which will begin to expire in 2004 unless previously utilized.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 1999, the Company had net operating loss carryforwards for federal and state tax purposes expiring as follows:

Year Expires                     Federal           State
============================================================
 2000                         $    368,000     $  3,879,000
 2001                              849,000        1,979,000
 2002                            1,151,000        2,215,000
 2003                            1,217,000        2,710,000
 2004                            6,984,000        1,867,000
 2005                            2,288,000                -
 2006                            3,750,000                -
 2007                            8,111,000                -
 2008                            5,723,000                -
 2009                            5,057,000                -
 2010                            4,614,000                -
 2011                            4,654,000                -
 2012                            4,385,000                -
 2013                            5,383,000                -
 2014                            3,697,000                -
------------------------------------------------------------
 Total loss carryforwards     $ 58,231,000     $ 12,650,000
============================================================

Note 15. Extraordinary Item

In December 1999 the Company recorded an extraordinary gain on the forgiveness of a $1.13 million debt. The extraordinary gain on forgiveness of debt is related to the assumption of a $1.13 million liability to Mitsubishi Heavy Industries ("MHI") which the Company assumed with its acquisition of various assets from AEI (See Note 4 "LFC Process Related Assets"). This liability was subsequently forgiven by MHI in accordance with the restructured LFC Tech joint venture agreements with MLFC. (See Note 11 "Asset Acquisition"). The Company recorded the extraordinary gain on its consolidated statement of operations on a gross basis, as no tax liability was incurred due to sufficient state and federal loss carryforwards.

NOTE 16. SUBSEQUENT EVENTS

During January and February of 2000 the Company raised approximately $1 million, net of placement agent fees, through the issuance of approximately $486,000 in short-term notes payable and approximately three million shares of restricted common shares to accredited investors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                               SGI International

================================================================================
                                    PART III
================================================================================

The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders (involving the election of Directors), which definitive proxy statement will be filed pursuant to Regulation 14A no later than April 30, 2000, and is incorporated herein by this reference to the following extent:

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information called for by this Item will be set forth under the captions "Election of Directors - Information about Nominees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

The information called for by this Item will be set forth under the captions "Information Concerning Board of Directors - Compensation of Directors," and "Executive Compensation" in the Company's Definitive Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information called for by this Item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following documents are filed as exhibits to this Form 10-KSB.

2.1     Merger Agreement between VDI and Genesis.(2)
3.1.1   Articles of Incorporation, as amended.(1)
3.1.2   Restated Articles of Incorporation.(5)
3.1.3 Articles of Amendment to the Articles of Incorporation of SGI International.(26)
3.2.1   By-laws, as amended.(2)(3)
3.2.2   Amended and Restated By-laws.(5)
3.2.3   By-Laws, as Amended (9/20/90).(10)
4.1.1   Form of Warrants - Authorized Before 1987.(1)
4.1.2   Form of Warrants - Series A through H.(5)
4.1.21  Form of Amended Warrants.(11)
4.1.22  Form of Amended Warrants.(12)
4.1.3   Form of Warrants - Series I, M, S and P.(5)
4.1.4   Form of Warrants - Series XX.(9)
4.2     Form of Series 86B Promissory Notes.(4)
4.3     Form of Series 86C Promissory Notes.(4)
4.4     Form of Series 90A Units (Promissory Note and Preferred stock).(10)
4.5     Form of Series 90B Units (Promissory Note and Preferred Stock).(10)

                               SGI International

4.6     Form of Series 90C Units (Promissory Note and Preferred Stock).(10)
4.7     Form of Series 90D Units (Promissory Note and Preferred Stock).(10)
4.8     Form of Series P90 Preferred Stock.(10)
4.9     Form of Series PS90 Preferred Stock.(10)
4.10    Form of Series 91A Units (Promissory Note and Preferred Stock).(13)
4.11    Form of Series 91B Units (Promissory Note and Preferred Stock).(13)
4.12    Form of Series 91C Units (Promissory Note and Preferred Stock).(13)
4.13    Form of Series 91D Units (Promissory Note and Preferred Stock).(13)
4.14    Form of Series 91E Units (Promissory Note and Preferred Stock).(13)
4.15    Form of Series 91V Units (Promissory Note and Preferred Stock).(13)
4.16    Form of Series 91P Preferred Stock.(13)
4.17    Form of Series 91R Preferred Stock.(13)
4.18    Form of Series 91S Preferred Stock.(13)
4.19    Form of Series 91T Preferred Stock.(13)
4.20    Form of Series 91M Preferred Stock.(13)
4.21    Form of Series 92A Preferred Stock.(14)
4.22    Form of Series 92B Preferred Stock.(14)
4.23    Form of Series 93A93B Units (Promissory Note and Preferred Stock).(17)
4.24    Form of Series 93B Units (Promissory Note and Preferred Stock).(17)
4.25    Form of Series 93C Units (Promissory Note and Preferred Stock).(17)
4.26    Form of Series 94A Units (Promissory Note and Preferred Stock).(18)
4.27    Form of Series 94B Units (Promissory Note and Preferred Stock).(18)
4.28    Form of Series 95R Convertible Preferred Stock. (21)
4.29    Form of Series 96A Convertible Preferred Stock. (22)
4.30    Form of Series 96B Convertible Preferred Stock. (22)
4.31    Certificate of Secretary re: Designation of Series 97C Preferred
        Stock.(23)
4.32    Form of Common Stock Certificate.(23)
4.33    Form of Warrant Certificate re: Existing Warrants.(24)
4.34    Form of Stock Purchase Warrant re: 97D and 97F Preferred Stock.(24)
4.35    Form of Stock Purchase Warrant re: Series 97B Preferred Stock.(23)
4.36    Form of Stock Purchase Warrant re Series 97G Preferred Stock.(23)
4.37    Agreement between the Registrant and AEM dated December 11, 1997.(23)
4.38    Form of Series 98A Stock Purchase Warrant.(25)
4.39    Amended Certificate of Secretary re: Designation of Series 98D
        Preferred Stock.(25)
4.40    Form of Series 98D Convertible Preferred Stock.(25)
4.41    Form of Series 98D Convertible Debentures.(25)
4.42    Form of 12% Promissory Note dated September 9, 1998.(25)
4.43    Certificate of Secretary re: Designation of Series 96B Preferred
        Stock. (26)
4.44    Amended Certificate of Secretary re: Designation of Series 97B
        Preferred Stock. (26)
4.45    Promissory Note dated January 28, 1999, for $250,000 payable to
        Ben Reppond.(27)
4.46 Form of Promissory Notes payable to Settondown Capital International, Ltd.(27)
4.47    Form of Restricted Stock Subscription Agreement.(28)
4.48    Promissory Note dated April 14, 1999, for $50,000.(28)
4.49    Promissory Note dated April 23, 1999, for $25,000.(28)
4.50    Form of Extension Agreement dated June 24, 1998.(28)
4.51    Form of Note Extension Agreement dated March 24, 1999.(28)
4.52 Amended Certificate of Secretary re: Designation of Series 99-D Preferred Stock.(29)
4.53    Form of Restricted Stock Purchase Agreement.(29)
4.54    Form of Series 99-D Convertible Preferred Stock.(29)
4.55    Form of Series 99-D Convertible Debentures.(29)
4.56 Form of Amended Stock Purchase Warrant re: Series 99-D Offering dtd August 27, 1999.(29)
4.57    Third Amendment to Promissory Note dated January 28, 1999, for
        $250,000 payable to Ben Reppond.(30)
4.58    Form of Non Recourse Promissory Note dated December 31, 1999.(30)
10.1    Lease of executive offices (LJF).(10)
10.1.1  First amendment to Lease of Executive offices dated as of 10/17/95. (21)
10.2    Modification Agreement dated as of 10/1/87.(6)
10.3 Participation Agreement (including Participation Agreement, Confidentiality Agreement and Addendum).(5)
10.4    Partnership Agreement, dated as of 9/30/89.(8)
10.4.1  First Amendment to Partnership Agreement dated as of 12/1/91.(13)
10.4.2  Second Amendment to Partnership Agreement dated as of 5/1/95.(21)
10.5    License to SGI International, dated as of 9/30/89.(8)
10.6    License to Shell Mining Company, dated as of 9/30/89.(8)
10.7    First Amendment to License to Shell Mining Company, dated as of
        5/01/95.(21)
10.8    Accounting Procedures.(8)

                               SGI International

10.9 Letter of Intent dated June 5, 1993, between Company & Shanxi Coal Bureau, China.(15)
10.10 Letter of Intent dated July 16, 1993, between Company & Fushun Coal Mine Administration, China. (15)
10.11 Letter of Intent dated January 28, 1994, between Company and Shandong Provincial Coal Bureau, and Comprehensive Utilization
        Corporation of Shandong Coal Industry, China.(16)
10.12   Acquisition Agreement dated as of September 8, 1995.(20)
10.13.1 Lending and Commitment Agreement dated as of September 8, 1995.(20)
10.13.2 First Amendment to Acquisition and Funding Agreement dated as of September 22, 1995.(20)
10.13.3 Second Amendment to Acquisition & Funding Agreement dated as of
        October 20, 1995.(19)
10.14   Technology Transfer Agreement (SGI/OCET) dated 3/17/95.(21)
10.14.1 First Amendment to Technology Transfer Agreement dated as of
        5/15/95.(21)
10.14.2 Second Amendment to Technology Transfer Agreement dated as of
        August 25, 1996. (22)
10.15 LFC Joint Venture Formation Agreement dated January 14, 1999, between Registrant and MLFC Corporation.(26)
10.16 Amended Operating Agreement dated January 14, 1999, between Registrant and MLFC Corporation.(26)
10.17 Amended License Agreement dated January 14, 1999, between Registrant and LFC Technologies, LLC. (26)
10.18 Amended and Restated Services Agreement dated January 14, 1999, between Registrant and MLFC Corporation and LFC Technologies, LLC. (26)
10.19   Security Agreement dated January 14, 1999, between Registrant and
        MLFC Corporation. (26)
10.20   Form of Compensation Agreement dated March 1, 1999.(28)
10.21   Second Amendment to LFC Technologies, LLC Operating Agreement.(29)
10.22   Amendment of Security Agreement.(29)
10.23 Form of Agreement and Assignment by SGI International to LFC Technologies, LLC.(29)
10.24   LFC Technologies, LLC Second Amendment to the License Agreement.(29)
10.25   Addendum to Amended and Restated Service Agreement.(29)
10.26   Transfer and Development Agreement.(29)
10.27   Consulting Agreement dated October 5, 1999, between Registrant and
        Elon A. Place.(30)
10.28 Form of OCET Stock Pledge Agreement between the Registrant and the holders thereof.(30)
22.1    Subsidiaries.(30)
22.2    Consent of J.H. Cohn LLP, Independent Auditors.(30)
99.1    Other Notes (Healy Alaska).(7)

* Management contract or compensatory plan.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-14 (File No. 2-93124) (the "Registration Statement") filed on September 6, 1984.
(2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed on April 24, 1985.
(3) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1985.
(4) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1986.
(5) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1987.
(6) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended September 30, 1987.
(7) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended June 30, 1988.
(8) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended March 31, 1990.
(9) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1988.
(10) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1990.
(11) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 1990.
(12) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on March 1, 1991.
(13) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1991.
(14) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the l year ended December 31, 1992.
(15) Incorporated by reference to 1st Amendment to Form S-1 filed
     December 20, 1993.
(16) Incorporated by reference to 3rd Amendment to Form S-1 filed March 9, 1994.
(17) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31, 1993.
(18) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31, 1994.
(19) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1995.
(20) Incorporated by reference to Report on Form 8-K/A (File No. 2-93124) filed October 6, 1995.
(21) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1995.
(22) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 26, 1996.
(23) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-2 (File No. 2-93124) filed on January 23, 1998.
(24) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1997.
(25) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1998.
(26) Incorporated by reference to Exhibit 4 and 10 in Registration Statement on Form S-2 (File No. 2-93124) filed on February 4, 1999.

                               SGI International

(27) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending March 31, 1999.
(28) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending June 30, 1999.
(29) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending September 30, 1999.
(30) Filed herewith.

(b) Reports on Form 8-K.

On December 14, 1999, the Company filed an amendment to its Current Report on Form 8-K, filed with the Securities and Exchange Commission, initially on May 10, 1999, and amended on May 18, 1999, that it had completed the purchase of various assets from subsidiaries of AEI Resources on December 9, 1999.

                               SGI International

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2000.

SGI INTERNATIONAL


By: /s/ MICHAEL L. ROSE
------------------------
Michael L. Rose, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                  DATE


/s/ MICHAEL L. ROSE       President and Chief Executive          March 28, 2000
-----------------------   Officer, Director
Michael L. Rose


/s/ GEORGE E. DONLOU      Vice President Finance/                March 28, 2000
-----------------------   Controller
George E. Donlou


/s/ JAMES W. MAHLER       Executive Vice President,              March 28, 2000
-----------------------   Director
James W. Mahler


/s/ JOHN R. TAYLOR        Senior Vice President, Directo         March 28, 2000
-----------------------
John R. Taylor


/s/ ERNEST P. ESZTERGAR   Senior Vice President Technology,      March 28, 2000
-----------------------   Director
Ernest P. Esztergar


/s/ JEFFREY L. SMITH      Director                               March 28, 2000
-----------------------
Jeffrey L. Smith


/s/ NORMAN GRANT          Director                               March 28, 2000
-----------------------
Norman Grant

/s/ WILLIAM A. KERR       Director                               March 28, 2000
-----------------------
William A. Kerr

                               SGI International
                                       76