Form 10QSB
period 2000-03-31
SGI INTERNATIONAL
filed 2000-05-12
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

or

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

[x] Yes    [ ] No

The number of shares of common stock, no par value, outstanding as of May 4, 2000, was 62,792,454.

Transitional Small Business Disclosure Format (Check one): [ ] Yes    [x] No

                               TABLE OF CONTENTS

                                  FORM 10-QSB

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                                 3

        Condensed Consolidated Statements of Operations                       4

        Condensed Consolidated Statement of Stockholders' Deficiency          5

        Condensed Consolidated Statements of Cash Flows                       6

        Notes to Condensed Consolidated Financial Statements                  7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introductory Note                                                    10

        Results of Operations                                                11

        Liquidity and Capital Resources                                      12


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           14

         ITEM 2. CHANGES IN SECURITIES                                       14

         ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                        15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

         ITEM 5. OTHER INFORMATION                                           15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            16


PART III. SIGNATURES                                                         17

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,            December 31,
                                                                                           2000                  1999
                                                                                        (Unaudited)
===========================================================================================================================
ASSETS
Current assets:
  Cash                                                                               $    568,189          $    278,391
  Restricted time deposit                                                                 402,500               402,500
  Trade accounts receivable, less allowance for doubtful accounts of $80,320            1,104,310               661,880
  Costs and estimated earnings in excess of billings on contracts                         106,188                99,580
  Inventories                                                                             415,234               413,716
  Prepaid expenses and other current assets                                                82,582               102,624
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    2,679,003             1,958,691
---------------------------------------------------------------------------------------------------------------------------

LFC royalty rights, net                                                                   864,188               942,750
LFC cogeneration project, net                                                             184,247               210,568
Investment in LFC investees                                                               247,960               266,813
LFC related notes receivable, net                                                         150,000               150,000
LFC process equipment, net                                                                395,471               355,886
Other LFC assets, net                                                                      26,034                26,757
Property, plant and equipment, net of accumulated
    depreciation of $1,416,726 and $1,340,622                                           2,441,212             2,514,595
Goodwill, net of accumulated amortization of $204,637 and $192,653                        275,607               287,591
Interest receivable on notes from stockholders                                              9,394                     -
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $  7,273,116          $  6,713,651
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                                                 $    857,124          $    849,140
    Notes payable                                                                         946,408               881,408
    Accrued salaries, benefits and related taxes                                          793,168               770,167
    Borrowings on line-of-credit                                                          400,000               400,000
    Billings in excess of costs and estimated earnings on contracts                       790,686               500,407
    Interest payable                                                                      185,332               182,492
    Other accrued expenses                                                                176,990               188,530
    Current maturities of long-term debt                                                    4,750                 7,125
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               4,154,458             3,779,269

Long-term debt, less current maturities                                                 6,277,191             6,250,386
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      10,431,649            10,029,655
---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies:

Minority interest                                                                         465,835               471,000
---------------------------------------------------------------------------------------------------------------------------

Stockholders' deficiency:
    Convertible preferred stock                                                               605                   605
    Common stock                                                                       51,578,366            49,890,623
    Paid-in capital                                                                     6,983,567             7,021,879
    Accumulated deficit                                                               (61,715,906)          (60,229,111)
    Less notes receivable from stockholders                                              (471,000)             (471,000)
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                         (3,624,368)           (3,787,004)
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $  7,273,116          $  6,713,651
===========================================================================================================================

See notes to condensed consolidated financial statements.

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three months ended March 31,                                               2000               1999
======================================================================================================
REVENUES:
Contract revenues                                                     $  1,055,711      $    683,508

EXPENSES:
  Cost of sales                                                            809,715           476,218
  Engineering, research and development                                    368,730           282,725
  Selling, general and administrative                                      835,584           748,624
  Loss on LFC investees                                                     18,853                 -
  Legal and accounting                                                      97,475           158,672
  Depreciation and amortization                                            226,109           311,477
------------------------------------------------------------------------------------------------------
Total expenses                                                           2,356,466         1,977,716
------------------------------------------------------------------------------------------------------
  Loss from operations                                                  (1,300,755)       (1,294,208)

NON-OPERATING INCOME (EXPENSES):
  Interest expense                                                        (210,227)         (150,782)
  Other income                                                              19,023            17,732
------------------------------------------------------------------------------------------------------
Net loss before minority interests in consolidated subsidiaries         (1,491,959)       (1,427,258)

Minority interest in loss of consolidated subsidiary                         5,164                 -
------------------------------------------------------------------------------------------------------
Net loss                                                                (1,486,795)       (1,427,258)
======================================================================================================

PREFERRED STOCK DIVIDENDS:
  Imputed dividends for Series 98C 6% mandatorily
    redeemable preferred stock                                                   -           (35,974)
------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                     (1,486,795)       (1,463,232)
======================================================================================================
Loss per common share - basic                                         $      (0.03)     $      (0.06)
======================================================================================================

Weighted average shares outstanding                                     57,171,299        24,530,552
======================================================================================================

                               SGI International

                       SGI INTERNATIONAL AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  (Unaudited)

                              CONVERTIBLE
                            PREFERRED STOCK          COMMON STOCK                                                        TOTAL
                           -----------------  -------------------------                    ACCUMULATED     NOTES      STOCKHOLDERS'
                            SHARES   AMOUNT      SHARES       AMOUNT     PAID-IN CAPITAL     DEFICIT     RECEIVABLE    DEFICIENCY
====================================================================================================================================
Balances at
 December 31, 1999          60,541    $ 605    54,053,293   $49,890,623     $7,021,879    $(60,229,111)  $(471,000)   $(3,787,004)
  Issuance of common
   stock for services and
    operating activities                          227,446        40,025                                                    40,025
  Issuance of common stock
   for cash, net                                5,337,495     1,209,028                                                 1,209,028
  Issuance of common stock
   for notes payable
    and interest                                1,617,407       400,378                                                   400,378
  Conversion of preferred
   stock                       (23)       -       312,386        38,312        (38,312)                                         -
  Net loss                                                                                  (1,486,795)                (1,486,795)
------------------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2000  60,518    $ 605    61,548,027   $51,578,366     $6,983,567    $(61,715,906)  $(471,000)   $(3,624,368)
====================================================================================================================================

See notes to condensed consolidated financial statements.




                               SGI International
                                       5

                       SGI INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three months ended March 31,                                           2000              1999
=================================================================================================
Operating activities:
Net loss                                                          $ (1,486,795)    $ (1,427,258)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Equity in net loss of LFC investees                                    18,853                -
 Depreciation and amortization                                         226,109          311,477
 Common stock issued for services                                       40,025           15,000
 Accrued long-term interest expense                                     51,805                -
 Accrued interest income                                                (9,394)               -
 Minority interest in loss of consolidated subsidiary                   (5,165)               -
 Changes in operating assets and liabilities:
  Trade accounts receivable                                           (449,038)         187,277
  Inventories                                                           (1,518)             492
  Prepaid expenses and other current assets                             20,042           13,506
  Accounts payable                                                       7,984          172,331
  Billings in excess of costs and estimated earnings on contracts      290,279         (144,165)
  Accrued salaries, benefits and related taxes                          23,001          149,039
  Interest payable                                                      17,513            9,028
  Other accrued expenses                                               (11,540)         (64,557)
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (1,267,839)        (777,830)
-------------------------------------------------------------------------------------------------
Investing activities:
  Additions to LFC Process equipment                                   (72,000)         (49,904)
  Investment in LFC investees                                                -           (1,000)
  Purchase of property and equipment                                    (2,721)          (9,692)
  Other assets                                                               -           (9,247)
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (74,721)         (69,843)
-------------------------------------------------------------------------------------------------
Financing activities:
  Proceeds from issuance of common stock                             1,209,028                -
  Proceeds from issuance of debt                                       425,705          750,000
  Payments of notes payable                                             (2,375)          (2,375)
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            1,632,358          747,625
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        289,798         (100,048)
Cash at beginning of period                                            278,391          239,885
-------------------------------------------------------------------------------------------------
Cash at end of period                                              $   568,189      $   139,837
=================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $   131,304      $   134,215
Supplemental disclosure of non-cash activities:
  Conversion of preferred stock                                         38,312          988,547
  Common stock issued for convertible debentures                             -           68,107
  Common stock issued for mandatorily redeemable preferred stock             -          449,583
  Common stock issued for debt and interest payable                    400,378                -
=================================================================================================

See notes to condensed consolidated financial statements.


                               SGI International
                                       6

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(1) BUSINESS

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present includes the Liquids From Coal ("LFC") Process and the Opti-Crude Enhancement Technology ("OCET") Process. The LFC Process is designed to convert and upgrade low-rank coal into a higher Btu more efficient fuel to produce power and simultaneously produce a low temperature coal tar, which contains valuable specialty chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly & Manufacturing Systems, Inc. ("AMS"), a wholly-owned subsidiary, the Company is also in the business of supplying custom precision automated assembly equipment.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries (the "Company") for the three months ended March 31, 2000, and 1999, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of March 31, 2000, and the consolidated results of operations and cash flows for the three months ended March 31, 2000, and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements are prepared on a going concern basis and in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The recovery of amounts invested in the Company's principal assets, the LFC Process and OCET Process assets, is dependent upon, among other things, the Company's ability to adequately fund its on-going development operations and eventual commercialization of these technologies. Furthermore, the ability to successfully bring both the LFC Process and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

Success in commercialization of the LFC Process and OCET Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of said arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC Process or OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC


                               SGI International
                                       7
plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC Process or OCET Process.

The Company had negative working capital of $1.5 million and an accumulated deficit of $61.7 million at March 31, 2000. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

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

(3) FINANCING TRANSACTIONS

In January of 2000, the Company exchanged one 12% note payable in the amount of $100,000 due in November 2000 for approximately 367,000 shares of common stock. In connection therewith, the Company also issued 46,192 shares of common stock for accrued interest of $12,600. No gain or loss was recorded on the transaction as the fair value of the securities exchanged were equal to one another.

Also in January the Company issued for cash a $100,000 unsecured 12% note payable to one accredited investor. The note is payable upon 30 days written demand but no sooner than November 15, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of either the Company or noteholder in restricted common stock of the Company, conditional only on the bid price of the Company's common stock as determined in accordance with the conversion formula being above $0.40 per share. The note is convertible into common stock by dividing all principal and interest by 75% of the average closing bid price for the ten trading days prior to the demand date.

During January and February 2000, the Company raised approximately $286,000 through the issuance of three short-term 9% notes payable. The notes and accrued interest thereon were unsecured and payable in cash or at the Company's option in restricted common stock, upon 30 days written demand but no sooner than March 14, 2000. Prior to March 31, 2000, demand for payment was made on each of these three notes payable and the Company exchanged approximately 1.2 million shares of restricted common stock for the notes and associated accrued interest.

During the three month period ended March 31, 2000, the Company raised approximately $40,000 through the issuance of two short-term 9% notes payable. The notes and accrued interest thereon are unsecured and payable in cash or at the Company's option in restricted common stock, upon 30 days written demand but no sooner than June 15, 2000.

During the three month period ended March 31, 2000, the Company issued approximately 5.3 million shares of restricted common stock to accredited investors for approximately $1.2 million in cash. In connection therewith the Company issued 98,500 shares of restricted common stock valued at approximately $26,000 to two placement agents for services rendered.

                               SGI International

During the three month period ended March 31, 2000, the Company issued warrants and incentive stock options, at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants and incentive options are exercisable for a total of 1,244,001 and 149,990 shares of common stock respectively, between $0.16 and $0.37 per share, the closing bid prices on the grant dates. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. The options shall expire on April 1, 2004. The warrants are exercisable one year from the date of grant and expire on December 31, 2005.

On March 2, 2000, the Company as provided in related consulting agreements, granted four warrants to purchase an aggregate of 20,000 common shares, to four consultants for services rendered. In connection therewith, the Company recorded compensation expense of $4,500. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable one year from the grant date at $0.37 per share and expire on December 31, 2004.

During the three month period ended March 31, 2000, the Company as provided in their related consulting agreements, issued approximately 129,000 restricted common shares to four consultants for services rendered, valued at approximately $14,500.

(4) NET LOSS PER SHARE

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

(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out cost method. Substantially, all inventories represent finished goods held for use in operations.

Property and Equipment

                                  March 31,       December 31,
                                    2000             1999
===============================================================
 ENCOAL LFC Plant               $ 2,121,000     $ 2,121,000
 Laboratory equipment             1,020,000       1,020,000
 Machinery and equipment            136,000         136,000
 Computer equipment                 402,000         400,000
 Office furniture and fixtures      125,000         125,000
 Leasehold improvements              54,000          54,000
---------------------------------------------------------------
                                  3,858,000       3,856,000
 Less accumulated depreciation   (1,417,000)     (1,341,000)
---------------------------------------------------------------
   Net property and equipment   $ 2,441,000     $ 2,515,000
===============================================================

                               SGI International

(6) INFORMATION ON INDUSTRY SEGMENTS

The Company manages its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States, however, through its joint venture in LFC Technologies LLC ("LFC Tech"), with MLFC, a subsidiary of Mitsubishi Corp. the Company will continue its efforts to market the LFC Process technology on an international basis. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales. Reclassification of certain items has been made to the 1999 schedule to conform to the 2000 presentation.

Three months ended                     Automated         LFC          OCET
March 31,                               Assembly       Process      Process      Corporate         Total
============================================================================================================
2000
Revenues                               $1,054,000    $        -    $   2,000     $       -     $ 1,056,000
Net income (loss)                          35,000      (679,000)    (172,000)     (671,000)     (1,487,000)
Equity in operating of investee                 -        19,000            -             -          19,000
Identifiable assets, net                1,777,000     4,316,000      186,000       994,000       7,273,000
Depreciation and amortization              31,000       138,000       53,000         4,000         226,000
Engineering, R&D expenditures                   -       235,000      134,000             -         369,000
Interest expense                            1,000             -            -       209,000         210,000
------------------------------------------------------------------------------------------------------------
1999
Revenues                               $  559,000    $  125,000    $       -     $       -     $   684,000
Net loss                                 (168,000)      (90,000)    (347,000)     (822,000)     (1,427,000)
Identifiable assets, net                1,032,000     2,163,000      554,000       515,211       4,265,000
Depreciation and amortization              29,000       192,000       87,000         3,000         311,000
Engineering, R&D expenditures                   -        23,000      260,000             -         283,000
Interest expense                            1,000             -            -       150,000         151,000
============================================================================================================

(7) RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations, cash flows or stockholders' deficiency.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future

                               SGI International
scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's Securities and Exchange Commission reports including this Form 10-QSB, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

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

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31,
1999.

Net Loss per Common Share. Basic net loss per common share for the period ended March 31, 2000, decreased approximately $0.03 per share. Imputed dividends of approximately $36,000 contributed to the prior year net loss applicable to common stock. Also see Note 4 "Net Loss per Share" to the condensed consolidated financial statements. The decrease in basic net loss per share for the current three month period is attributable to an increase in the weighted average number of common shares outstanding as the net loss for quarter remained substantially unchanged from the prior year.

Revenues and Gross Margin. Revenues and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Revenues and gross margin at AMS for the three months ended March 31, 2000, increased 89% and 6%, respectively, over 1999. Gross margins may vary in any given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines, as well as efficiencies related to the overall utilization of AMS' manufacturing resources.

The Company attributes the increase in revenues primarily to strong sales to the medical industry which continues from the prior year and renewed sales to the automotive industry. The Company anticipates sales to both these industries in 2000 to exceed prior year levels, based on current order activity. The Company is continuing to experience weak sales to the high-tech industry (electronics and communications) which negatively impacted overall revenues in the prior year. The Company anticipates that sales to this sector will continue to be slow throughout 2000. The projected length and severity of the slowdown to this sector is unknown at this time.

In the prior year's quarter the Company received net revenues of $125,000 from its services agreement with LFC Tech, it's joint venture with MLFC. No additional revenues are anticipated from the services agreement in 2000.

Loss on Investment in LFC Investee. The Company's share of the losses for its LFC joint venture (LFC Tech) for the three months ended March 31, 2000, increased 100% over the same prior year period. The increase is primarily attributable to the amortization of assets which LFC Tech acquired in late 1999.

Engineering, Research and Development Expenses. Engineering, research and development expenses for the three months ended March 31, 2000, increased 30% over the same prior year period. The increase is primarily attributable to an increase in expenses for engineering and development work related to the ENCOAL LFC plant. This increase is partially offset by a 49% decrease in expenses on the OCET

                               SGI International

Process due to the Company shifting its laboratory resources to increase the value of CDL produced from the LFC Process. Work on increasing the value of CDL is expected to continue throughout most of the year.

Selling General and Administrative Expenses. Selling general and administrative expense for the three months ended March 31, 2000, increased 12% over the same prior year period. The increase is primarily attributable to the carrying costs associated with the ENCOAL LFC plant which the Company acquired in late 1999. Selling, general and administrative expenses for AMS remained relatively unchanged over the same prior year period.

Legal and Accounting Expenses. Legal and accounting expenses for the three months ended March 31, 2000, decreased 39% over the same prior year period. The decrease is related primarily to a reduction in legal and accounting salaries and the settlement of various lawsuits to which the Company and AMS were parties.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three months ended March 31, 2000, decreased 27% over the same prior year period due primarily to a non-recurring charge of approximately $80,000 related primarily to the write-off of the Company's Australian LFC project costs in 1999. Partially offsetting this decrease is the Company's acquisition of various LFC related assets late in the prior year.

Interest Expense. Interest expense for the three months ended March 31, 2000, increased 39% over the same prior year period. The increase is primarily due to the addition of $2.0 million in long-term debt associated with the purchase of the ENCOAL LFC plant and various LFC assets in late 1999.

Other Income. Other income for the three months ended March 31, 2000, remained relatively unchanged over the same prior year period.

                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had assets totaling $7.3 million, including restricted cash of $0.4 million, and a working capital deficiency of $1.5 million. This is compared to assets of $4.3 million and a $5.4 million working capital deficiency as of March 31, 1999. Current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at March 31, 2000. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of March 31, 2000.

Short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of future equity and debt securities or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity and debt securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at March 31, 2000. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency may be satisfied through a combination of future equity and debt sales, positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is

                               SGI International
seeking additional funds through the financing, sale and operations of the ENCOAL LFC plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the three month period ended March 31, 2000, increased 63% over the same prior year period. This increase is primarily attributable to an increase in sales at AMS and a corresponding increase in accounts receivable. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $1.49 million and $1.43 million for the quarter ended March 31, 2000, and 1999, respectively. These losses were incurred primarily as a result of the Company's administrative and technology development activities.

In the fourth quarter of 1999 the Company acquired various LFC related assets, including the ENCOAL Demonstration Plant. As a result of this acquisition, the Company is projecting operating expenses associated with maintaining the ENCOAL LFC plant in idle condition at approximately $350,000 in 2000.

The Company's investing activities amounted to a use of funds of approximately $75,000, a 7% increase over the same prior year period. This use of funds is primarily related to the acquisition of LFC Process related equipment. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability.

In January of 1999 the Company and MLFC formed LFC Tech. Accordingly, the Company may be required from time to time to make capital contributions to LFC Tech. The Company is required to contribute one-half of any such required capital contributions. In the prior year, in accordance with the Amended Services Agreement between the Company and LFC Tech, the Company received approximately $125,000 of net revenues each quarter under this agreement. This agreement was amended subsequent to October 1999, and the Company will not be receiving any additional funds pursuant thereto through the year 2000.

In 2000 the Company is projecting capital expenditures for equipment at OCET to remain consistent with the prior year and an increase in capital expenditures at AMS of approximately $300,000 to improve manufacturing capabilities and efficiencies. Further, the Company intends to make improvements at the ENCOAL LFC plant estimated at $10.1 million. These improvements are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. As of March 31, 2000, other than the improvements which the Company intends to make to the ENCOAL LFC plant, the Company does not have any material requirements or commitments for capital expenditures. The amount of funds used for investing activities in a given period are directly related to development requirements and funds availability.

The Company's financing activities raised approximately $1.6 million and $0.7 million for the three month period ended March 31, 2000, and 1999, respectively. These funds were raised primarily through the private placement of debt and equity securities in 2000 and debt securities in 1999. As stated earlier the Company intends to make improvements and obtain project financing related to the ENCOAL LFC plant estimated at $10.1 million. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code section 29 tax credits will be required.

                               SGI International

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

ITEM 2. CHANGES IN SECURITIES

In January of 2000, the Company exchanged one 12% note payable in the amount of $100,000 due in November 2000 for approximately 367,000 shares of common stock. In connection therewith, the Company also issued 46,192 shares of common stock for accrued interest of $12,600. No gain or loss was recorded on the transaction as the fair value of the securities exchanged were equal to one another. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor involved and restrictive legends were placed on the certificates.

Also in January the Company issued for cash a $100,000 unsecured 12% note payable to one accredited investor. The note is payable upon 30 days written demand but no sooner than November 15, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of either the Company or noteholder in restricted common stock of the Company, conditional only on the bid price of the Company's common stock as determined in accordance with the conversion formula being above $0.40 per share. The note is convertible into common stock by dividing all principle and interest by 75% of the average closing bid price for the ten trading days prior to the demand date. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor and legends were placed on the certificates.

During January and February 2000, the Company raised approximately $286,000 through the issuance of three short-term 9% notes payable. The notes and accrued interest thereon were unsecured and payable in cash or at the Company's option in restricted common stock, upon 30 days written demand but no sooner than March 14, 2000. Prior to March 31, 2000, demand for payment was made on each of these three notes payable and the Company exchanged approximately 1.2 million shares of restricted common stock for the notes and associated accrued interest. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the three accredited investors involved and restrictive legends were placed on the certificates.

During the three month period ended March 31, 2000, the Company raised approximately $40,000 through the issuance of two short-term 9% notes payable. The notes and accrued interest thereon are unsecured and payable in cash or at the Company's option in restricted common stock, upon 30 days

                               SGI International
written demand but no sooner than June 15, 2000. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

During the three month period ended March 31, 2000, the Company issued approximately 5.3 million shares of restricted common stock to accredited investors for approximately $1.2 million in cash. In connection therewith the Company issued 98,500 shares or restricted common stock valued at approximately $25,600 to two placement agents, J. Russo and K. Davis, for services rendered. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors and legends were placed on the certificates.

During the three month period ended March 31, 2000, the Company issued warrants and incentive stock options, at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants and incentive options are exercisable for a total of 1,244,001 and 149,990 shares of common stock respectively, between $0.16 and $0.37 per share, the closing bid prices on the grant dates. The warrants and options were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder and investment representations were obtained. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. The options shall expire on April 1, 2004. The warrants are exercisable one year from the date of grant and expire on December 31, 2005.

On March 2, 2000, the Company as provided in related consulting agreements, granted four warrants to purchase an aggregate of 20,000 common shares, to four consultants for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. In connection therewith, the Company recorded compensation expense of $4,500. The exercise price of the warrants was not lower than the closing bid price on the grant date and they expire on December 31, 2004. The warrants are exercisable one year from the grant date at $0.37 per share.

During the three month period ended March 31, 2000, the Company as provided in their related consulting agreements issued approximately 129,000 restricted common shares to four consultants for services rendered, valued at approximately $14,500. These securities were issued pursuant to the exemptions provided by
Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[NONE]

ITEM 5. OTHER INFORMATION

[NONE]

                               SGI International

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1 Promissory note dated January 26, 2000, for $100,000. (1)

    4.2 Form of short term promissory notes payable. (1)

    4.3 Form of Restricted Stock Subscription Agreement. (2)

    27.1 Financial Data Schedule.(1)

    ----------------

    (1) Filed herewith.
    (2) Incorporated by reference to report on Form 10QSB (File No. 2-93124) ending June 30, 1999.

(b) Reports on Form 8-K: On April 12, 2000, the Company reported on its Current Report on form 8-K, filed with the Securities and Exchange Commission, that it had amended effective March 28, 2000, (the "First Amendment") certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between itself and certain subsidiaries of AEI Resources, dated December 9, 1999. The First Amendment essentially provides SGI with an extension of the March 31, 2000, date to June 30, 2000, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement.








                               SGI International

                              PART III. SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

/s/ MICHAEL L. ROSE                                     May 12, 2000
------------------------------------
Michael L. Rose
Chairman of the Board, President
and Chief Executive Officer

/s/ GEORGE E. DONLOU                                    May 12, 2000
------------------------------------
George E. Donlou
Vice President Finance/Controller






                               SGI International
                                      17