Form 10QSB
period 2000-06-30
SGI INTERNATIONAL
filed 2000-08-14
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

or

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

[X] Yes    [ ] No

The number of shares of common stock, no par value, outstanding as of August 11, 2000, was 67,646,849.

Transitional Small Business Disclosure Format (Check one): [ ] Yes   [X] No

                               TABLE OF CONTENTS
                                  FORM 10-QSB

PART I.    FINANCIAL INFORMATION

           ITEM 1. FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets                              3

           Condensed Consolidated Statements of Operations                    4

           Condensed Consolidated Statement of Stockholders' Deficiency       5

           Condensed Consolidated Statements of Cash Flows                    6

           Notes to Condensed Unaudited Consolidated Financial Statements     7


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Introductory Note                                                 11

           Results of Operations                                             12

           Liquidity and Capital Resources                                   13

           Accounting Pronouncements                                         15


           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                               15

PART II.   OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS                                         15

           ITEM 2. CHANGES IN SECURITIES                                     15

           ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                      16

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       16

           ITEM 5. OTHER INFORMATION                                         17

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          17


PART III.  SIGNATURES                                                        18








                               SGI INTERNATIONAL

                       SGI INTERNATIONAL AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,              December 31,
                                                                                2000                     1999
                                                                             (Unaudited)
====================================================================================================================
ASSETS
Current assets:
  Cash                                                                      $   308,737             $   278,391
  Restricted time deposit                                                             -                 402,500
  Trade accounts receivable, less allowance for doubtful accounts
     of $71,587 and $80,320                                                     864,485                 661,880
  Costs and estimated earnings in excess of billings on contracts               117,746                  99,580
  Inventories                                                                   412,672                 413,716
  Prepaid expenses and other current assets                                     158,423                 102,624
Total current assets                                                          1,862,063               1,958,691
--------------------------------------------------------------------------------------------------------------------

LFC royalty rights, net                                                         785,625                 942,750
LFC cogeneration project, net                                                   157,926                 210,568
Investment in LFC Investees                                                     244,733                 266,813
LFC related notes receivable, net                                               150,000                 150,000
LFC process equipment, net                                                      525,618                 355,886
Other LFC assets, net                                                            25,641                  26,757
Property, plant and equipment, net of accumulated
   depreciation of $1,486,372 and $1,340,622                                  2,397,081               2,514,595
Goodwill, net of accumulated amortization of $216,619 and $192,653              263,625                 287,591
Interest receivable on notes from stockholders                                   18,788                       -
--------------------------------------------------------------------------------------------------------------------
                                                                            $ 6,431,100             $ 6,713,651
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                          $   925,609             $   849,140
  Notes payable                                                                 996,408                 881,408
  Accrued salaries, benefits and related taxes                                  958,419                 770,167
  Billings in excess of costs and estimated earnings on contracts               627,844                 500,407
  Borrowings on line-of-credit                                                        -                 400,000
  Interest payable                                                              210,823                 182,492
  Current maturities of long-term notes payable                                  27,375                   7,125
  Other accrued expenses                                                        161,276                 188,530
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                     3,907,754               3,779,269

Long-term debt, less current maturities                                       6,319,449               6,250,386
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                            10,227,203              10,029,655
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Minority interest                                                               461,762                 471,000
--------------------------------------------------------------------------------------------------------------------

Stockholders' deficiency:
  Convertible preferred stock                                                       605                     605
  Common stock                                                               52,471,503              49,890,623
  Paid-in capital                                                             6,994,978               7,021,879
  Accumulated deficit                                                       (63,253,951)            (60,229,111)
  Less notes receivable from stockholders                                      (471,000)               (471,000)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                               (4,257,865)             (3,787,004)
--------------------------------------------------------------------------------------------------------------------
                                                                            $ 6,431,100             $ 6,713,651
====================================================================================================================

See notes to condensed consolidated financial statements.





                               SGI INTERNATIONAL

                       SGI INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three months                         Six months
                                                                      ended June 30,                      ended June 30,
                                                                  2000              1999              2000              1999
================================================================================================================================
REVENUES:
  Contract revenues                                         $  1,325,691      $    767,976      $  2,381,402      $  1,451,484
--------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
  Cost of sales                                                1,002,463           438,619         1,812,178           914,837
  Engineering, research and development                          385,157           525,962           753,887           808,687
  Selling, general and administrative                            992,122           867,843         1,827,706         1,616,467
  Loss on LFC Investees                                            3,226                 -            22,079                 -
  Legal and accounting                                            85,482           167,474           182,957           326,145
  Depreciation and amortization                                  218,320           231,028           444,429           542,506
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                 2,686,770         2,230,926         5,043,236         4,208,642
-------------------------------------------------------------------------------------------------------------------------------
  Loss from operations                                        (1,361,079)       (1,462,950)       (2,661,834)       (2,757,158)

NON-OPERATING INCOME (EXPENSES):
  Interest expense                                              (203,489)         (161,566)         (413,716)         (312,348)
  Other income                                                    22,449            13,157            41,472            30,889
--------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest in consolidated subsidiary      (1,542,119)       (1,611,359)       (3,034,078)       (3,038,617)

Minority interest in loss of consolidated subsidiary               4,074                 -             9,238                 -
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                    $ (1,538,045)     $ (1,611,359)     $ (3,024,840)     $ (3,038,617)
================================================================================================================================

PREFERRED STOCK DIVIDENDS:
Imputed preferred stock dividends and accretion on
   convertible and mandatorily redeemable preferred stock   $          -      $     36,382      $          -      $     36,382
--------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                         $ (1,538,045)     $ (1,647,741)     $ (3,024,840)     $ (3,074,999)
--------------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic                           $      (0.02)     $      (0.05)     $      (0.05)     $      (0.10)
================================================================================================================================
Weighted average common shares outstanding                    63,494,131        35,193,496        60,069,264        29,891,480
================================================================================================================================

See notes to condensed consolidated financial statements.








                               SGI INTERNATIONAL

                       SGI INTERNATIONAL AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  (Unaudited)



                                    Convertible
                                   Preferred Stock         Common Stock                                                   Total
                                  -----------------  -----------------------    Paid-In    Accumulated     Notes      Stockholders'
                                   Shares   Amount    Shares       Amount       Capital      Deficit     Receivable     Deficiency
====================================================================================================================================
Balances at December 31, 1999      60,541   $ 605    54,053,293  $49,890,623  $7,021,879  $(60,229,111)  $(471,000)    $(3,787,004)
 Issuance of common stock
  for cash, net                                       9,794,655    2,043,195                                             2,043,195
 Exercise of warrants to
  purchase common stock for cash                         20,000        2,500                                                 2,500
 Issuance of common stock for
  notes payable and interest                          1,620,809      401,172                                               401,172
 Issuance of common stock
  for services                                          459,717       95,700                                                95,700
 Conversion of preferred stock        (23)      -       312,386       38,313     (38,313)                                        -
 Issuance of warrants to purchase
  common stock to non-employees                                                   11,412                                    11,412
Net loss                                                                                    (3,024,840)                 (3,024,840)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2000          60,518   $ 605    66,260,860  $52,471,503  $6,994,978  $(63,253,951)  $(471,000)    $(4,257,865)
====================================================================================================================================

See notes to condensed consolidated financial statements.












                               SGI INTERNATIONAL
                                       5

                       SGI INTERNATIONAL AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months ended June 30,                                                   2000                  1999
==========================================================================================================
Operating activities:
Net loss                                                              $ (3,024,840)         $ (3,038,617)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Equity in net loss of LFC Investees                                        22,080                     -
 Depreciation and amortization                                             444,429               542,506
 Common stock issued for services                                           95,700                39,075
 Non-employee compensation expense on issuance of warrants                  11,412                18,765
 Imputed and accrued interest on warrants issued to note holders                 -                21,107
 Accrued long-term interest expense                                         94,063                     -
 Accrued interest income                                                   (18,788)                    -
 Minority interest in loss of consolidated subsidiary                       (9,238)                    -
 Changes in operating assets and liabilities:
  Restricted time deposit                                                  402,500                     -
  Trade accounts receivable                                               (220,771)              (49,786)
  Inventories                                                                1,044                 1,250
  Prepaid expenses and other current assets                                (55,799)               15,264
  Accounts payable                                                          76,469               519,327
  Billings in excess of costs and estimated earnings on contracts          127,437               298,427
  Accrued salaries, benefits and related taxes                             188,252               282,500
  Interest payable                                                          43,798                12,760
  Other accrued expenses                                                   (27,254)               89,652
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (1,849,506)           (1,247,770)
----------------------------------------------------------------------------------------------------------
Investing activities:
Additions to LFC Process equipment                                        (233,562)              (85,419)
Investment in LFC Investees                                                      -                  (990)
Purchase of property and equipment                                         (28,236)              (18,400)
Other assets                                                                     -                (9,247)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (261,798)             (114,056)
----------------------------------------------------------------------------------------------------------
Financing activities:
 Payments of notes payable                                                  (4,750)               (4,750)
 Payments on line-of-credit                                               (400,000)                    -
 Proceeds from issuance of debt                                            500,705               825,000
 Proceeds from issuance of common stock                                  2,045,695               645,500
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                2,141,650             1,465,750
----------------------------------------------------------------------------------------------------------
Net increase in cash                                                        30,346               103,924
Cash at beginning of period                                                278,391               239,885
----------------------------------------------------------------------------------------------------------
Cash at end of period                                                  $   308,737          $    343,809
==========================================================================================================
Supplemental disclosure of cash flow information:
 Interest paid                                                             261,873          $    264,715
Supplemental disclosure of non-cash activities:
 Conversion of preferred stock                                              38,313             1,029,205
 Common stock issued for convertible debentures                                  -                68,107
 Common stock issued for debt and interest                                 401,172                     -
 Common stock issued for mandatorily redeemable preferred stock                  -             1,072,833
==========================================================================================================

See notes to condensed consolidated financial statements.





                               SGI INTERNATIONAL

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

(1) BUSINESS

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its corporate office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the Liquids From Coal ("LFC") Process and the Opti-Crude Enhancement Technology ("OCET") Process. The LFC Process is designed to convert and upgrade low-rank coal to create a higher Btu more efficient and less environmentally polluting fuel to produce power and simultaneously produce low temperature coal tars, which contain valuable specialty chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly & Manufacturing Systems, Inc. ("AMS"), a wholly-owned subsidiary, the Company is also in the business of supplying custom precision automated assembly equipment.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries (the "Company") for the three and six month periods ended June 30, 2000, and 1999, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of June 30, 2000, and the consolidated results of operations for the three and six month periods ended June 30, 2000, and 1999, and cash flows for the six month periods ended June 30, 2000, and 1999. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements are prepared on a going concern basis and in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The recovery of amounts invested in the Company's principal assets, the LFC Process and OCET Process assets, is dependent upon the Company's ability to adequately fund its on-going development operations and eventual commercialization of these technologies. Furthermore, the ability to successfully bring both the LFC Process and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

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







                               SGI INTERNATIONAL

OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC Process or OCET Process.

The Company had negative working capital of approximately $2.0 million and an accumulated deficit of $63.3 million at June 30, 2000. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

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

(3) FINANCING TRANSACTIONS

On June 8, 2000, the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares, to one consultant for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D and investment representations were obtained and legends were placed on the certificate. In connection therewith, the Company recorded compensation expense of approximately $7,000. The exercise price was not lower than the closing bid price on the grant date. The warrant is exercisable one year from the grant date at $0.225 per share and expires on December 31, 2005.

During the three month period ended June 30, 2000, the Company raised approximately $834,000 through the issuance of approximately 4,457,000 restricted common shares to accredited investors. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates.

During the three month period ended June 30, 2000, the Company in conjunction with its private placements, paid cash of approximately $16,000, issued 182,271 shares of restricted common stock valued at $46,000 and accrued a liability of approximately $27,000 to be paid through the issuance of approximately 144,000 shares of restricted common stock, as compensation for placement agent services.

On June 30, 2000, the Company exchanged one unsecured 9% note payable with a face value of $31,000 due on demand but no sooner than June 15, 2000, for a new note payable of equal value. The new note is payable upon 30 days written demand but no sooner than January 25, 2001. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company on January 25, 2001, by issuing 366,482 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

On June 30, 2000, the Company exchanged one unsecured 9% note payable with a face value of $9,000 due on demand but no sooner than June 15, 2000, for a new note payable of equal value. The new note is payable upon 30 days written demand but no sooner than November 30, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company on November 30, 2000, by






                               SGI INTERNATIONAL
issuing 94,737 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

On June 30, 2000, the Company issued for cash a $75,000 unsecured 9% note payable to one accredited investor. The note is payable upon 30 days written demand but no sooner than December 15, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company, on December 15, 2000, by issuing 882,331 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

During the three month period ended June 30, 2000, the Company as provided in their related consulting agreements issued approximately 50,000 restricted common shares to two consultants for services rendered, valued by the parties at approximately $10,000. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

(4) NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. Diluted net loss per share is not presented since the effect of shares issuable upon the assumed conversion of preferred stock and convertible debentures and the assumed exercise of outstanding stock options and warrants would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include "imputed dividends" for preferred stock issued with a non-detachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock.

(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out cost method. Substantially, all inventories represent finished goods held for use in operations.

Property and Equipment

                                     June 30,           December 31,
                                       2000                1999
====================================================================
ENCOAL LFC Plant                   $ 2,121,000         $ 2,121,000
Laboratory equipment                 1,030,000           1,020,000
Machinery and equipment                137,000             136,000
Computer equipment                     416,000             400,000
Office furniture and fixtures          125,000             125,000
Leasehold improvements                  54,000              54,000
--------------------------------------------------------------------
                                     3,883,000           3,856,000
Less accumulated depreciation       (1,486,000)         (1,341,000)
--------------------------------------------------------------------
Net property and equipment         $ 2,397,000         $ 2,515,000
====================================================================

(6) SEGMENT REPORTING

The Company manages its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in





                               SGI INTERNATIONAL
accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and automated assembly and manufacturing systems. The Company's operations are primarily centered in the United States, however, through its joint venture with MLFC, a subsidiary of Mitsubishi Corp., the Company's LFC Process technology will continue to be marketed on an international basis. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales. Reclassification of certain items has been made to the 1999 schedule to conform to the 2000 presentation.

Three months ended                  Automated           LFC           OCET
June 30                              Assembly         Process        Process       Corporate           Total
================================================================================================================
2000
Revenues                           $ 1,322,000     $         -     $    4,000     $         -      $  1,326,000
Net income (loss)                      122,000        (676,000)      (136,000)       (848,000)       (1,538,000)
Equity in operations of investee             -          (3,000)             -               -            (3,000)
Depreciation & Amortization             32,000         137,000         46,000           3,000           218,000
Engineering, research and
 consulting expenditures                     -         242,000        103,000          40,000           385,000
Interest expense                             -               -              -         203,000           203,000
----------------------------------------------------------------------------------------------------------------
1999
Revenues                           $   374,000     $   375,000     $   19,000     $         -      $    768,000
Net loss                              (322,000)         (4,000)      (330,000)       (955,000)       (1,611,000)
Equity in operations of investee             -               -              -               -                 -
Depreciation & Amortization             29,000         112,000         87,000           3,000           231,000
Engineering, research and
 consulting expenditures                     -         268,000        258,000               -           526,000
Interest expense                             -               -              -         162,000           162,000
================================================================================================================


Six months ended                    Automated           LFC           OCET
June 30                              Assembly         Process        Process       Corporate           Total
================================================================================================================
2000
Revenues                           $ 2,376,000     $         -     $    5,000     $         -      $  2,381,000
Net income (loss)                      157,000      (1,355,000)      (308,000)     (1,519,000)       (3,025,000)
Equity in operations of investee             -         (22,000)             -               -           (22,000)
Depreciation & Amortization             63,000         275,000         99,000           7,000           444,000
Engineering, research and
 consulting expenditures                     -         477,000        237,000          40,000           754,000
Interest expense                         1,000               -              -         413,000           414,000
----------------------------------------------------------------------------------------------------------------
1999
Revenues                           $   933,000     $   500,000     $   18,000     $         -      $  1,451,000
Net loss                              (489,000)        (94,000)      (677,000)     (1,779,000)       (3,039,000)
Equity in operations of investee             -               -              -               -                 -
Depreciation & Amortization             58,000         303,000        174,000           8,000           543,000
Engineering, research and
 consulting expenditures                     -         291,000        518,000               -           809,000
Interest expense                         1,000               -              -         311,000           312,000
================================================================================================================




                               SGI INTERNATIONAL

                                June 30,       December 31,
Total Assets by Segment           2000            1999
============================================================
Identifiable assets, net
 Automated Assembly           $ 1,684,000      $ 1,414,000
 LFC Process                    4,373,000        4,425,000
 OCET Process                     192,000          281,000
 Corporate                        182,000          594,000
------------------------------------------------------------
Total                         $ 6,431,000      $ 6,714,000
============================================================

(7) LINE-OF-CREDIT

In May 2000 the Company, upon maturity of a $402,500 certificate of deposit securing its borrowings under a $400,000 line-of-credit, used the proceeds to pay-off the borrowing and closed the line.

(8) LEASES

During the period ended June 30, 2000, the Company renewed its operating leases for its corporate offices and its OCET facilities. The Company leases its corporate offices under an operating lease agreement which provides for annual escalation of rental payments which now expires in December 2005. The Company's OCET subsidiary leases its laboratory facilities under an operating lease agreement which expires in May 2003. AMS leases its manufacturing facility under an operating lease agreement which expired in October 1998 and is currently on a monthly basis. Under the terms of these lease agreements, the lessee pays taxes, maintenance and insurance. As of June 30, 2000, the Company had no other significant commitments under capital or operating leases. Future minimum annual operating lease commitments, by fiscal year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consisted of the following as of June 30, 2000.

Fiscal Year End         Amount
===============================
2000                $   254,000
2001                    307,000
2002                    314,000
2003                    252,000
2004                    189,000
Thereafter              192,000
-------------------------------
                    $ 1,508,000
===============================

(9) RECLASSIFICATION

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




                               SGI INTERNATIONAL

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's Securities and Exchange Commission reports (including this Form 10-QSB) and are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

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

                             RESULTS OF OPERATIONS

Net Loss per Common Share. Basic net loss per common share for the three and six month periods ended June 30, 2000, decreased approximately $0.03 per share and $0.05 per share, respectively, over the same prior year periods. The decrease in basic net loss per share for both the three and six month periods is primarily attributable to an increase in the weighted average number of common shares outstanding. The net loss for the three and six month periods ended June 30, 2000 declined approximately 5% and remained essentially unchanged, respectively, over the same prior year periods.

Revenues and Gross Margin. Revenues and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Revenues at AMS for the three and six month periods ended June 30, 2000, increased 253% and 155% respectively over the same prior year periods. Gross margin as a percentage of sales for both the three and six month periods ended June 30, 2000 returned to normal operating levels and are anticipated to remain at these levels throughout the remainder of the fiscal year. Gross margin as a percentage of sales for the three month period ended June 30, 2000 was 24%, compared to a negative 16% over the same prior year period. Gross margins for the six month period ended June 30, 2000, was 24% compared to 3% over the same prior year period. Gross margins may vary in any given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines, as well as efficiencies related to the overall utilization of AMS' manufacturing resources.

The Company attributes the increase in revenues and improved gross margins primarily to strong sales to the medical industry which continues from the prior year and renewed sales to the automotive industry. The Company anticipates sales to both these industries to exceed prior year levels based on current order activity. The Company is continuing to experience weak sales to the high-tech industry (electronics and communications) which negatively impacted overall revenues in the prior year. The Company anticipates that sales to this sector will continue to be slow throughout 2000. The projected length and severity of the slowdown to this sector is unknown at this time.

For the three and six month periods ended June 30, 1999, the Company received net revenues of $375,000 and $500,000, respectively, from its services agreement with LFC Tech, it's joint venture with MLFC. No additional revenues are anticipated from the services agreement in 2000 offsetting the increase in revenues from AMS.

Engineering, Research and Development Expenses. Engineering, research and development expenses for the three and six month periods ended June 30, 2000, decreased 27% and 7%, respectively, over the




                               SGI INTERNATIONAL
same prior year periods. The decrease for both the three and six month periods is primarily attributable to a 60% decrease in expenses on the OCET Process as the Company has shifted its laboratory resources towards increasing the value of CDL produced from the LFC Process. Work on increasing the value of CDL is expected to continue throughout most of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the three and six month periods ended June 30, 2000, increased 14% and 13%, respectively, over the same prior year periods. The increase is primarily attributable to the carrying costs associated with the ENCOAL LFC plant which the Company acquired in late 1999. Selling, general and administrative expenses for AMS remained relatively unchanged over the same prior year periods.

Loss on Investment in LFC Investee. The Company's share of the losses for its LFC joint venture (LFC Tech) for the three and six months ended June 30, 2000, increased 100% over the same prior year period. The increase is primarily attributable to the amortization of assets which LFC Tech acquired in late 1999.

Legal and Accounting Expenses. Legal and accounting expenses for the three and six month periods ended June 30, 2000, decreased 49% and 44%, respectively, over the same prior year periods. The decrease is related primarily to a reduction in legal and accounting salaries and the settlement of various lawsuits to which the Company and AMS were parties.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three and six month periods ended June 30, 2000, decreased 6% and 18%, respectively over the same prior year periods due primarily to a non-recurring charge of approximately $80,000 related primarily to the write-off of the Company's Australian LFC project costs in 1999 which occurred in the first quarter of the year. Partially offsetting this decrease is the Company's acquisition of various LFC related assets late in 1999.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2000, increased 26% and 32%, respectively, over the same prior year periods. The increase is primarily due to the addition of approximately $2.0 million in long-term debt associated with the purchase of the ENCOAL LFC plant and various LFC assets in late 1999.

Other Income. Other income for the three and six month periods ended June 30, 2000, remained substantially unchanged over the same prior year periods.

                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had assets totaling $6.4 and a working capital deficiency of $2.0 million. This is compared to assets of $4.6 million and a $6.1 million working capital deficiency as of June 30, 1999. Current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at June 30, 2000. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of June 30, 2000.

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

The Company had long-term liquidity deficiencies at June 30, 2000. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities




                               SGI INTERNATIONAL
and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking additional funds through the financing, sale and operations of the ENCOAL LFC plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

Cash used in operating activities for the six month period ended June 30, 2000, increased 48% over the same prior year period. This increase is primarily attributable to an increase in accounts receivable and decrease in billings in excess of costs and estimated earnings at AMS, due to a significant increase in sales. The use of funds from operating activities is essentially attributable to the Company's net loss of approximately $3.0 million for both the six month periods ended June 30, 2000, and 1999, respectively. These losses were incurred primarily as a result of the Company's administrative and technology development activities.

In the fourth quarter of 1999 the Company acquired various LFC related assets, including the ENCOAL Demonstration Plant. As a result of this acquisition, the Company originally anticipated operating expenses associated with maintaining the ENCOAL LFC plant in idle condition at approximately $350,000 in 2000. As of June 30, 2000, the Company had incurred approximately $360,000 and anticipates incurring an additional $100,000 each month until an investor for the facility is obtained.

The Company's investing activities amounted to a use of funds of approximately $262,000 a 130% increase over the same prior year period. This use of funds is primarily related to the acquisition of LFC Process related equipment.

In January of 1999 the Company and MLFC a wholly-owned subsidiary of Mitsubishi Corporation formed LFC Technologies, LLC ("LFC Tech"). Accordingly, the Company may be required from time to time to make capital contributions to LFC Tech. The Company is required to contribute one-half of any such required capital contributions. In the prior year, in accordance with the Amended Services Agreement between the Company and LFC Tech, the Company received approximately $500,000 of net revenues under this agreement through the six month period ended June 30. This agreement was amended subsequent to October 1999, and the Company will not be receiving any additional funds pursuant thereto through the year 2000.

In 2000 the Company is projecting capital expenditures for equipment at OCET to remain consistent with the prior year and an increase in capital expenditures at AMS of approximately $300,000 to improve manufacturing capabilities and efficiencies. Further, the Company intends to obtain project financing for the ENCOAL LFC plant estimated at $10.1 million. The financing is for improvements which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the improvements to the ENCOAL LFC plant, the Company as of June 30, 2000, does not have any material requirements or commitments for capital expenditures. The amount of funds used for investing activities in a given period are directly related to development requirements of the Company's technologies and funds availability.




                               SGI INTERNATIONAL

The Company's net financing activities raised approximately $2.1 million and $1.5 million for the six month period ended June 30, 2000, and 1999, respectively. These funds were raised primarily through the private placement of debt and equity securities. Offsetting the $2.5 million of funds raised during the six month period was the pay-off and termination of the Company's $400,000 line-of-credit which was secured by a $402,500 certificate of deposit which matured in May 2000. The Company is actively seeking a new line-of-credit to provide working capital to AMS and support its current and anticipated growth in business activity.

As stated earlier the Company intends to obtain project financing related to the ENCOAL LFC plant estimated at $10.1 million. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code section 29 tax credits will be required. There is no assurance that the Company will be able to obtain this financing, or if available, the terms will be acceptable.

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

                           ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting For Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        [NONE]

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. As of June 30, 2000, the Company is not party to any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES

On June 8, 2000, the Company as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares, to one consultant for services rendered. The warrants were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D and investment representations were obtained and legends were placed on the certificate. In connection




                               SGI INTERNATIONAL
therewith, the Company recorded compensation expense of approximately $7,000. The exercise price was not lower than the closing bid price on the grant date. The warrant is exercisable one year from the grant date at $0.225 per share and expires on December 31, 2005.

During the three month period ended June 30, 2000, the Company raised approximately $834,000 through the issuance of approximately 4,457,000 restricted common shares to accredited investors. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates.

During the three month period ended June 30, 2000, the Company in conjunction with its private placements, paid cash of approximately $16,000, issued 182,271 shares of restricted common stock valued at $46,000 and accrued a liability of approximately $27,000 to be paid through the issuance of approximately 144,000 shares of restricted common stock, as compensation for placement agent services.

On June 30, 2000, the Company exchanged one unsecured 9% note payable with a face value of $31,000 due on demand but no sooner than June 15, 2000, for a new note payable of equal value. The new note is payable upon 30 days written demand but no sooner than January 25, 2001. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company on January 25, 2001, by issuing 366,482 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

On June 30, 2000, the Company exchanged one unsecured 9% note payable with a face value of $9,000 due on demand but no sooner than June 15, 2000, for a new note payable of equal value. The new note is payable upon 30 days written demand but no sooner than November 30, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company on November 30, 2000, by issuing 94,737 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

On June 30, 2000, the Company issued for cash a $75,000 unsecured 9% note payable to one accredited investor. The note is payable upon 30 days written demand but no sooner than December 15, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company, on December 15, 2000, by issuing 882,331 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

During the three month period ended June 30, 2000, the Company as provided in their related consulting agreements issued approximately 50,000 restricted common shares to two consultants for services rendered, valued by the parties at approximately $10,000. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

        [NONE]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on June 2, 2000. At that meeting the following matters were submitted to a vote of the stockholders of SGI
International:

2000 SGI International Annual Meeting Final Voting Results




                               SGI INTERNATIONAL

Proposal

Item No. 1 Election of Directors

The following nominees for director received the number of votes set opposite their respective names:

                    Voting Results
----------------------------------------------------------
                                        Votes     Percent
==========================================================
Richard B. Bein         For          42,220,275     99%
                        Withhold        282,209      1%
Edward D. Doherty       For          42,220,285     99%
                        Withhold        282,199      1%
William A. Kerr For                  42,219,037     99%
                        Withhold        283,447      1%
Ben W. Reppond For                   42,219,428     99%
                        Withhold        283,056      1%
==========================================================

Directors: Michael L. Rose, James W. Mahler, Dr. Ernest P. Esztergar, Jeffrey
L. Smith and John R. Taylor whose terms of office had not expired, continued in their respective capacities as directors.

Item No. 2 Ratification of Selection of J.H. Cohn LLP, as
Independent Public Accountants

           Voting Results
----------------------------------
               Votes      Percent
==================================
For         42,100,694      98%
Against        230,343       1%
Abstain        171,448       1%
==================================

ITEM 5. OTHER INFORMATION

      NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.1   Form of Restricted Stock Subscription Agreement (1)
4.2   Form of Promissory Note (2)
10.1  Lease agreement between OCET Corporation and Sorrento Square dated
      May 10, 2000 (2)
10.2 Second Amendment to Lease between Registrant and La Jolla Financial dated June 19, 2000 (2)
27.1  Financial Data Schedule (2)

------------
     (1) Incorporated by reference to report on Form 10-Q (File No. 2-93124) ending June 30, 1999.
     (2) Filed herewith.

(b) Reports on 8-K

On July 14, 2000, the Company reported on its Current Report on form 8-K, filed with the Securities and Exchange Commission, that it had amended effective June 30, 2000 (the "Second Amendment"), certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between itself and certain subsidiaries of AEI Resources, dated December 9, 1999. The Second Amendment essentially provides SGI with an extension of the June 30, 2000, date to September 30, 2000, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement.




                               SGI INTERNATIONAL

                              PART III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SGI INTERNATIONAL

/s/ MICHAEL L. ROSE                                     August 11, 2000
------------------------------------
Michael L. Rose,
President and Chief Executive Officer




/s/ GEORGE E. DONLOU                                    August 11, 2000
------------------------------------
George E. Donlou

Vice President Finance and Controller








                               SGI INTERNATIONAL
                                       18