Form 10QSB
period 2000-09-30
SGI INTERNATIONAL
filed 2000-11-14
CIK 737955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

/  /   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

/  /   Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ______ to ________

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

                              /  / Yes /  / No

The number of shares of common stock, no par value, outstanding as of October 31, 2000, was 70,383,187.

Transitional Small Business Disclosure Format (Check one): /    / Yes /   / No

                               TABLE OF CONTENTS

                                  FORM 10-QSB

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets                           3

        Condensed Consolidated Statements of Operations                 4

        Condensed Consolidated Statement of Stockholders' Deficiency    5

        Condensed Consolidated Statement of Cash FLows                  6

        Notes to Condensed Unaudited Consolidated Financial Statements  7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introductory Note                                               12

        Results of Operations                                           12

        Liquidity and Capital Resources                                 14


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                     16


PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                                       16

        ITEM 2. CHANGES IN SECURITIES                                   16

        ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES                    18

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     18

        ITEM 5. OTHER INFORMATION                                       18

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-k                        18


PART III. SIGNATURES                                                    19

                                          SGI INTERNATIONAL AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,      December 31,
                                                                                          2000               1999
                                                                                       (Unaudited)

------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                                  $  209,518        $  278,391
  Restricted time deposit                                                                        -           402,500
  Trade accounts receivable, less allowance for doubtful accounts
     of $53,314 and $80,320                                                                639,425           661,880
  Costs and estimated earnings in excess of billings on contracts                          439,319            99,580
  Inventories                                                                              413,247           413,716
  Prepaid expenses and other current assets                                                 62,486           102,624
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     1,763,995         1,958,691
------------------------------------------------------------------------------------------------------------------------

LFC royalty rights, net                                                                    707,063           942,750
LFC cogeneration project, net                                                              131,605           210,568
Investment in LFC Investees                                                                235,324           266,813
LFC related notes receivable, net                                                          150,000           150,000
LFC process equipment, net                                                                 743,039           355,886
Other assets, net                                                                           25,940            26,757
Property, plant and equipment, net of accumulated
   depreciation of $ 1,311,034 and $1,340,622                                            2,472,980         2,514,595
Goodwill, net of accumulated amortization of $228,602 and $192,653                         251,642           287,591
Interest receivable on notes from stockholders                                              28,286                 -
------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 6,509,874       $ 6,713,651
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                                      $  843,744        $  849,140
  Notes payable, net                                                                     1,194,607           881,408
  Accrued salaries, benefits and related taxes                                           1,100,402           770,167
  Billings in excess of costs and estimated earnings on contracts                          432,427           500,407
  Borrowings on line-of-credit                                                                   -           400,000
  Interest payable                                                                         250,121           182,492
  Current maturities of long-term notes payable                                          4,170,386             7,125
  Other accrued expenses                                                                   171,615           188,530
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                8,163,302         3,779,269

Long-term debt, less current maturities                                                  2,216,484         6,250,386
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       10,379,786        10,029,655
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Minority interest                                                                          458,616           471,000
------------------------------------------------------------------------------------------------------------------------

Stockholders' deficiency:
  Convertible preferred stock                                                                  605               605
  Common stock                                                                          52,982,986        49,890,623
  Paid-in capital                                                                        7,920,418         7,021,879
  Accumulated deficit                                                                  (64,761,537)      (60,229,111)
  Less notes receivable from stockholders                                                 (471,000)         (471,000)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                          (4,328,528)       (3,787,004)
------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 6,509,874      $  6,713,651
------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                              SGI INTERNATIONAL AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         (Unaudited)

                                                                Three months                           Nine months
                                                             ended September 30,                    ended September 30,
                                                           2000                1999                2000             1999
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:

    Contract revenues                                  $ 1,572,729        $ 1,338,860         $ 3,954,131        $ 2,790,344
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
    Cost of revenues                                     1,216,592            795,396           3,028,770          1,710,233
    Engineering, research and development                  199,127            456,443             953,014          1,265,130
    Selling, general and administrative                    996,798            714,211           2,824,505          2,330,678
    Loss on LFC Investees                                    9,410            (4,198)              31,489            (4,198)
    Legal and accounting                                   100,352            144,032             283,309            470,177
    Depreciation and amortization                          201,810            232,927             646,238            775,433
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                           2,724,089          2,338,811           7,767,325          6,547,453
-------------------------------------------------------------------------------------------------------------------------------
    Loss from operations                                (1,151,360)          (999,951)         (3,813,194)        (3,757,109)

NON-OPERATING INCOME (EXPENSES):
     Interest expense                                     (380,963)          (162,440)           (794,679)          (474,788)
     Other income                                           21,591            122,375              63,063            153,264
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest in consolidated
     subsidiary                                         (1,510,732)        (1,040,016)         (4,544,810)        (4,078,633)

Minority interest in loss of consolidated subsidiary         3,146                  -              12,384                  -
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (1,507,586)       $(1,040,016)        $(4,532,426)       $(4,078,633)
-------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK DIVIDENDS:
Imputed preferred stock dividends and
       accretion on convertible and
       mandatorily redeemable preferred stock         $          -        $    36,922         $         -        $    36,922
-------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                   $ (1,507,586)       $(1,076,938)        $(4,532,426)       $(4,115,555)
-------------------------------------------------------------------------------------------------------------------------------
Net loss per common share - basic                     $      (0.02)       $     (0.02)        $     (0.07)       $     (0.12)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common
     shares outstanding                                 68,229,474         44,402,990          62,518,327         34,781,806
-------------------------------------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

                                              SGI INTERNATIONAL AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                            (Unaudited)

                                            Convertible                                                                    Total
                                          Preferred Stock       Common Stock         Paid-In   Accumulated     Notes   Stockholders'
                                      ---------------------  -------------------
                                         Shares     Amount   Shares       Amount     Capital     Deficit     Receivable  Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999             60,541    $ 605   54,053,293  $49,890,623 $7,021,879 $(60,229,111) $(471,000) $(3,787,004)
   Issuance of common stock for cash, net                   12,424,635    2,481,422                                       2,481,422
    Exercise of warrants to purchase
        common stock for cash                                   23,000        2,875                                           2,875
    Issuance of common stock for
        notes payable and interest                           1,620,809      401,172                                         401,172
   Issuance of common stock for services                       877,269      168,581                                         168,581
   Conversion of preferred stock             (23)       -      312,386       38,313    (38,313)                                   -
   Imputed discount on convertible debt                                                925,440                              925,440
   Issuance of warrants to purchase
      common stock to non-employees                                                     11,412                               11,412
    Net loss                                                                                      (4,532,426)            (4,532,426)

------------------------------------------------------------------------------------------------------------------------------------

Balances at September 30, 2000            60,518    $ 605   69,311,392  $52,982,986 $7,920,418  $(64,761,537)$(471,000) $(4,328,528)
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                             SGI INTERNATIONAL AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         (Unaudited)

Nine months ended September 30,                                                      2000                  1999
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
Net loss                                                                         $(4,532,426)          $(4,078,633)
Adjustments to reconcile net loss to net
      cash used in operating activities:
   Equity in net (income) loss of LFC Investees                                       31,489                (4,213)
   Depreciation and amortization                                                     646,238               775,433
   Common stock issued for services                                                  168,581                39,075
   Non-employee compensation expense on issuance of warrants                          11,412                24,166
   Imputed and accrued interest on warrants issued to note holders                         -                21,107
   Amortization of beneficial conversion feature on debt                             172,079                     -
   Accrued long-term interest expense                                                136,484                     -
   Accrued interest income                                                           (28,286)                    -
   Minority interest in loss of consolidated subsidiary                              (12,384)                    -
   Changes in operating assets and liabilities:
      Restricted time deposit                                                        402,500                     -
      Trade accounts receivable                                                     (317,284)              (67,228)
      Inventories                                                                        469                  (749)
      Prepaid expenses and other current assets                                       40,138                49,714
      Accounts payable                                                                62,829               676,487
      Billings in excess of costs and estimated
         earnings on contracts                                                       (67,980)               65,668
      Accrued salaries, benefits and related taxes                                   330,235               532,931
      Interest payable                                                                83,096                39,304
      Other accrued expenses                                                         (16,915)              228,909
-----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (2,889,725)           (1,698,029)
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
Additions to LFC Process equipment                                                  (482,399)              (85,419)
Investment in LFC Investees                                                                -                  (985)
Purchase of property and equipment                                                  (157,269)              (36,643)
Other assets                                                                            (692)               (9,247)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (640,360)             (132,294)
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
   Payments of notes payable                                                          (7,125)               (7,125)
   Payments on line-of-credit                                                       (400,000)                    -
   Proceeds from issuance of debt                                                  1,384,040               825,000
   Proceeds from issuance of common stock                                          2,484,297               984,565
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          3,461,212             1,802,440
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                 (68,873)              (27,883)
Cash at beginning of period                                                          278,391               239,885
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $  209,518            $  212,002
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

   Interest paid                                                                  $  384,301            $  393,728
Supplemental disclosure of non-cash activities:
   Conversion of preferred stock                                                      38,313             1,182,958
   Common stock issued for convertible debentures                                          -                68,107
   Common stock issued for debt and interest                                         401,172                     -
   Note Payable issued for current obligation                                         68,225                     -
   Common stock issued for mandatorily redeemable preferred stock                          -             1,253,250
-----------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                       6

                       SGI INTERNATIONAL AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

(1) BUSINESS

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its corporate office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which includes the Liquids From Coal ("LFC") Process, the Opti-Crude Enhancement Technology ("OCET") Process and the Asphaltenes Processing technology. The LFC Process is designed to convert and upgrade low-rank coal to create a higher Btu more efficient fuel to produce power and simultaneously produce low temperature coal tars, which contain valuable specialty chemicals. The OCET Process is designed to increase the resulting product value of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refineries. The Asphaltenes Processing technology converts unwanted asphaltene by-products of the OCET Process, as well as the existing solvent deasphalting processes, into a coal-like fuel. Through Assembly & Manufacturing Systems, Inc. ("AMS"), a wholly-owned subsidiary, the Company is also in the business of supplying custom precision automated assembly equipment.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries (the "Company") as of September 30, 2000, and for the three and nine month periods ended September 30, 2000, and 1999, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of September 30, 2000, and the consolidated results of operations for the three and nine month periods ended September 30, 2000, and 1999, and cash flows for the nine month periods ended September 30, 2000, and 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company had negative working capital of approximately $6.4 million and an accumulated deficit of $64.8 million at September 30, 2000. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements.

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

(3) FINANCING TRANSACTIONS

On July 11, 2000, the Company in accordance with its related service agreements issued three warrants to purchase an aggregate of 225,000 common shares at $0.22 per share to three officer/directors of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable one year from the date of grant and expire on December 31, 2005. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

During the three month period ended September 30, 2000, the Company raised approximately $438,000 through the issuance of approximately 2,630,000 restricted common shares to accredited investors. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates.

During the three month period ended September 30, 2000, the Company in accordance with two agreements for consulting and private placement services, paid cash of approximately $28,000 and issued 417,552 shares of restricted common stock valued at approximately $73,000, for services rendered. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates.

Effective August 1, 2000, the Company exchanged for current obligations an unsecured 9% note payable with a face value of $68,225 due on demand after September 30, 2000, for equal value. Interest on the note accrues from April 1, 2000 and shall continue until paid in full. As of September 30, 2000 demand on the note had not been made.

During the month of July, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $196,235. Both the principal and interest on the notes are due one year from the date of issuance and may only be paid off through the issuance of 1,195,043 shares of restricted common stock. The underlying shares of common stock do not have any registration rights.
These securities were
issued pursuant to the exemptions provided by Section 4(2) of the Securities
Act and Regulation D. Investment representations were obtained from the accredited investors.

On August 16, 2000, the Company issued for cash an unsecured 9% note payable with a face value of $136,000. Both the principal and interest on the note are due on February 16, 2001 and may only be paid off through the issuance of 967,457 shares of restricted common stock. Pursuant to the terms of the note, the Company granted the investor piggy back registration rights for the underlying common shares. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

During late July and September of 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $270,100. Both the principal and interest on the notes are due one year from the date of issuance and may only be paid off through the issuance of 2,153,464 shares of restricted common stock. Pursuant to the terms of the note the Company granted the investors piggy back registration rights for the underlying common shares. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

During the three month period ended September 30, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $256,000 to one accredited investor. The notes are payable upon 30 days written demand beginning one year following their issuance date. Both the principal and accrued interest thereon may be paid in cash or, at the option of the Company, on the first anniversary by issuing 2,728,097 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

In conjunction with the issuance of the various convertible notes issued during the three months ended September 30, 2000, the Company recorded the issuance of the notes payable net of a $913,512 beneficial conversion feature (see note 5). This beneficial conversion feature will be amortized over the life of each note and result in a non-cash interest charge. As of September 30, 2000, the Company had amortized approximately $160,000 of the beneficial conversion feature.

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


Property and Equipment

                                                    September 30,     December 31,
                                                      2000              1999
-------------------------------------------------------------------------------------
   ENCOAL LFC Plant                              $  2,121,000        $ 2,121,000
   Laboratory equipment                             1,032,000          1,020,000
   Machinery and equipment                            140,000            136,000
   Computer equipment                                 254,000            400,000
   ENCOAL projects under construction                 113,000                  -
   Office furniture and fixtures                       70,000            125,000
   Leasehold improvements                              54,000             54,000
-------------------------------------------------------------------------------------
                                                    3,784,000          3,856,000
   Less accumulated depreciation                   (1,311,000)        (1,341,000)
-------------------------------------------------------------------------------------
       Net property and equipment                $  2,473,000       $  2,515,000
-------------------------------------------------------------------------------------

Notes Payable

During the period ended September 30, 2000, the Company issued various notes payable (as more fully described in Note 3) which contained a beneficial conversion feature. The Company in accordance with generally accepted accounting principles has recognized this beneficial conversion feature by allocating a portion of the proceeds to additional-paid-in-capital and as an offset to the notes payable. Furthermore, the recorded beneficial conversion feature resulting from the allocation of the proceeds, will be recognized by the Company as interest expense over the period ending on the note's earliest conversion date, which in this case is primarily over a one year period. The beneficial conversion feature on these notes represents the aggregate difference between the conversion price and the fair market value of the common stock as of the date of issuance of the notes payable. During the three month period ended September 30, 2000, the Company amortized approximately $160,000 of the beneficial conversion feature. The Company also recorded an additional $12,000 of interest expense related to the beneficial conversion feature associated with the payment of the stated interest on the notes payable.


                                             September 30,     December 31,
                                                 2000              1999
-----------------------------------------------------------------------------
   Notes payable                             $ 1,947,968          $ 881,408
   Beneficial coversion feature                 (753,361)                 -
-----------------------------------------------------------------------------
         Notes payable, net                   $1,194,607          $ 881,408
-----------------------------------------------------------------------------


(6) SEGMENT REPORTING

The Company manages its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and Automated Assembly and Manufacturing Systems. The Company's operations are primarily located in the United States, however, through its joint venture with MLFC, a subsidiary of Mitsubishi Corp., the Company's LFC Process technology will continue to be marketed on an international basis. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales. Reclassification of certain items has been made to the 1999 schedule to conform to the 2000 presentation.


Three months ended                      Automated           LFC             OCET
September 30                             Assembly         Process         Process        Corporate          Total
-----------------------------------------------------------------------------------------------------------------------
2000

Revenues                                $ 1,572,000         $      -        $ 1,000          $     -      $ 1,573,000
Net income (loss)                           131,000         (608,000)      (105,000)        (926,000)      (1,508,000)
Equity in operations of investee                  -           (9,000)             -                -          (9,000)
Depreciation & Amortization                  22,000          136,000         39,000            5,000          202,000
Engineering, research and
  consulting expenditures                         -          106,000         79,000           14,000          199,000
Interest expense                                  -                -              -          381,000          381,000

-----------------------------------------------------------------------------------------------------------------------

1999

Revenues                                $ 1,086,000       $  250,000       $  1,000        $   2,000      $ 1,339,000
Net income (loss)                           (87,000)      (322,000)        (792,000)      (1,040,000)
Equity in operations of investee                  -            4,000              -                -            4,000
Depreciation & Amortization                  29,000          112,000         88,000            3,000          232,000
Engineering, research and
   consulting expenditures                        -          224,000        232,000                -          456,000
Interest expense                                  -                -              -          162,000          162,000
-----------------------------------------------------------------------------------------------------------------------


Nine months ended                       Automated           LFC             OCET
September 30                            Assembly          Process         Process        Corporate          Total
-----------------------------------------------------------------------------------------------------------------------

2000

Revenues                                $3,949,000          $      -       $  5,000          $     -       $3,954,000
Net income (loss)                          288,000        (1,963,000)      (413,000)      (2,444,000)      (4,532,000)
Equity in operations of investee                 -           (31,000)             -                -          (31,000)
Depreciation & Amortization                 85,000           411,000        138,000           12,000          646,000
Engineering, research and
   consulting expenditures                       -           583,000        316,000           54,000          953,000
Interest expense                             1,000                 -              -          794,000          795,000

-----------------------------------------------------------------------------------------------------------------------

1999

Revenues                                $2,019,000        $  750,000       $ 21,000          $     -      $ 2,790,000
Net loss                                  (328,000)         (181,000)      (999,000)      (2,571,000)      (4,079,000)
Equity in operations of investee                 -             4,000              -                -            4,000
Depreciation & Amortization                 87,000           415,000        262,000           11,000          775,000
Engineering, research and
   consulting expenditures                       -           515,000        750,000                -        1,265,000
Interest expense                             1,000                 -              -          474,000          475,000

-----------------------------------------------------------------------------------------------------------------------

                                            September 30,         December 31,
Total Assets by Segment                         2000                  1999
----------------------------- ---------- ---------------- --- -----------------
Identifiable assets, net

   Automated Assembly                       $ 1,649,000            $1,414,000
   LFC Process                                4,552,000             4,425,000
   OCET Process                                 165,000               281,000
   Corporate                                    144,000               594,000
----------------------------- ---------- ---------------- --- -----------------
Total                                       $ 6,510,000            $6,714,000
----------------------------- ---------- ---------------- --- -----------------

                                       11

(7) RELATED PARTY TRANSACTIONS

On July 14, 2000, the Company issued for cash a $25,000 unsecured 9% note payable to one outside director. The note is payable upon 30 days written demand after January 14, 2001. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company, on January 14, 2001, by issuing 147,059 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained.

(8) RECLASSIFICATION

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business' and technologies, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, as well as risk factors detailed from time to time in the Company's Securities and Exchange Commission reports (including this Form 10-QSB) and are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated will be realized and actual results may differ materially.

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

                             RESULTS OF OPERATIONS

Net Loss per Common Share. Basic net loss per common share for the three and nine month periods ended September 30, 2000, remained the same and decreased approximately $0.05 per share, respectively, over the same prior year periods. The decrease in basic net loss per share for the nine month period ended September 30, 2000 is primarily attributable to an increase in the weighted average number of common shares outstanding as the net loss for both the three and nine month periods increased. The net loss for the three and nine month periods ended September 30, 2000, increased approximately 45% and 11%, respectively, over the same prior year periods.

Revenues and Gross Margin. Revenues and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Revenues at AMS for the three and nine month periods ended September 30, 2000, increased 45% and 96% respectively over the same prior year periods. Gross margin as a percentage of sales for both the three and nine month periods ended September 30, 2000, remained near normal operating levels and are anticipated to remain at these levels throughout the remainder of the fiscal year. Gross margin as a percentage of sales for the three month period ended September 30, 2000, was 23%, compared to 27% over the same prior year period. Gross margins for the nine month period ended September 30, 2000, was 23% compared to 16% over the same prior year period. Gross margins may vary in any given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines, as well as efficiencies related to the overall utilization of AMS' manufacturing resources.

The Company attributes the increase in revenues and improved gross margins primarily to strong sales to the medical industry which continues from the prior year and renewed sales to the automotive industry. The Company anticipates sales to both these industries to exceed prior year levels based on current order activity. The Company anticipates that sales to the high-tech industry (electronics and communications) sector will continue to be approximately equal to the prior year. AMS tries to maintain a steady growth in revenues by marketing to at least three different industries, specifically, medical, automotive and high-tech. However, it cannot guarantee securing sufficient contracts from the industries to maintain its growth. Consequently, AMS may experience significant fluctuations in its future annual and quarterly operating results.

For the three and nine month periods ended September 30, 1999, the Company received net revenues of $250,000 and $750,000, respectively, from its services agreement with LFC Tech, it's joint venture with MLFC. No additional revenues are anticipated from the services agreement in 2000, thereby offsetting the increase in revenues from AMS.

Engineering, Research and Development Expenses. Engineering, research and development expenses for the three and nine month periods ended September 30, 2000, decreased 56% and 25%, respectively, over the same prior year periods. The decrease for both the three and nine month periods is primarily attributable to a decrease of 66% and 58% respectively, in expenses on the OCET Process as the Company has shifted its laboratory resources towards increasing the value of CDL produced from the LFC Process. Work on increasing the value of CDL is expected to continue throughout the remainder of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine month periods ended September 30, 2000, increased 40% and 21%, respectively, over the same prior year periods. The increase is primarily attributable to the carrying costs associated with the ENCOAL LFC plant which the Company acquired in late 1999. Selling, general and administrative expenses for AMS for both the three and nine month periods remained relatively unchanged over the same prior year periods.

Loss on Investment in LFC Investee. The Company's share of the losses for its joint venture in LFC Technologies (LFC Tech) for the three and nine months ended September 30, 2000, increased over the same prior year period. The increase is primarily attributable to the amortization of assets which LFC Tech acquired in late 1999.

Legal and Accounting Expenses. Legal and accounting expenses for the three and nine month periods ended September 30, 2000, decreased 30% and 40%, respectively, over the same prior year periods. The decrease for both the three and nine month periods is related primarily to a reduction in legal and accounting salaries and the settlement of various lawsuits to which the Company and AMS were parties in 1999.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three and nine month periods ended September 30, 2000, decreased 13% and 17%, respectively over the same prior year periods due primarily to a non-recurring charge of approximately $80,000 which occurred in the first quarter of 1999 and a significant portion of OCET Corporation's fixed assets becoming fully depreciated. Partially offsetting this decrease is the Company's acquisition of various LFC related assets late in 1999. AMS' depreciation expense for both the three and nine month periods remained relatively unchanged over the same prior year periods.

Interest Expense. Interest expense for the three and nine month periods ended September 30, 2000, increased 135% and 67%, respectively, over the same prior year periods. The increase is due to the addition of approximately $2.0 million in long-term debt associated with the purchase of the ENCOAL LFC plant and various LFC assets in late 1999 and a non-cash interest charge of approximately $172,000 related to the beneficial conversion feature of various convertible notes payable primarily issued during the three month period ended September 30, 2000.

Other Income. Other income for the three and nine month periods ended September 30, 2000, decreased 82% and 59% respectively, over the same prior year periods. The decrease for both the three and nine month periods is related to the receipt of a payment in 1999 in settlement of a lawsuit.


                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had assets totaling $6.5 million and a working capital deficiency of $6.4 million. This is compared to total assets of $6.7 million and a working capital deficiency of $1.8 million as of December 31, 1999. The current maturities of long-term debt of approximately $4.2 million due September 30, 2001 and current notes payable primarily contribute to the change in the working capital deficiency between September 30, 2000 and December 31, 1999. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 2000.

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

The Company had long-term liquidity deficiencies at September 30, 2000. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the Company's technologies result in positive cash flows. The Company is seeking additional funds through the financing, sale and operations of the ENCOAL LFC plant and through collaborative or other arrangements with larger well-capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The use of cash from operating activities is essentially attributable to the Company's net loss of approximately $4.5 million and $4.1 million for the nine month periods ended September 30, 2000, and 1999, respectively. These losses were incurred primarily as a result of the Company's administrative and technology development activities.

Cash used in operating activities for the nine month period ended September 30, 2000, increased 70% over the same prior year period. The Company's activities associated with the holding costs of the ENCOAL LFC Plant are the primary reason for this increase. In the fourth quarter of 1999 the Company acquired various LFC related assets, including the ENCOAL LFC Plant. As a result of this acquisition, the Company originally anticipated operating expenses associated with maintaining the ENCOAL LFC Plant in idle condition at approximately $350,000 in 2000. As of September 30, 2000, the Company had incurred approximately $650,000 of expenses and anticipates incurring an additional $100,000 of expenses each month until it concludes a financing/sale as described below.

The Company's investing activities amounted to a use of funds of approximately $640,000 a 384% increase over the same prior year period. This use of funds is primarily related to the acquisition of LFC Process related equipment and equipment under construction which is required for the ENCOAL LFC Plant to resume operations once an investor, if any, is obtained.

In January of 1999 the Company and MLFC a wholly-owned subsidiary of Mitsubishi Corporation formed LFC Technologies, LLC ("LFC Tech"). Accordingly, the Company may be required from time to time to make capital contributions to LFC Tech. The Company is required to contribute one-half of any such required capital contributions. In the prior year, in accordance with the Amended Services Agreement between the Company and LFC Tech, the Company received approximately $750,000 of net revenues through the nine month period ended September 30, 1999. This agreement was amended subsequent to October 1999, and the Company will not receive any additional funds pursuant thereto in 2000. The Company does not anticipate that any significant contributions to LFC Tech will be required in 2000.

In 2000 the Company is projecting capital expenditures for equipment at OCET to remain consistent with the prior year and an increase in capital expenditures at AMS of approximately $300,000 to improve manufacturing capabilities and efficiencies. In addition, the Company is now anticipating that it will additionally expend approximately $200,000 in LFC Process related equipment through the end of 2000. Further, the Company intends to obtain financing for the ENCOAL LFC Plant currently estimated at $13.7 million. The financing is for capital improvements and start-up expenditures which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the capital improvements previously discussed, the Company as of September 30, 2000, does not have any material requirements or commitments for capital expenditures. The amount of funds used for investing activities in a given period are directly related to development requirements of the Company's technologies and funds availability.

The Company's net financing activities raised approximately $3.5 million and $1.8 million for the nine month period ended September 30, 2000, and 1999, respectively. These funds were raised primarily through the private placement of debt and equity securities. Offsetting the $2.5 million of funds raised during the nine month period was the pay-off and termination of the Company's $400,000 line-of-credit which was collateralized by a $402,500 certificate of deposit which matured in May 2000. The Company is actively seeking a new line-of-credit to provide working capital to AMS and support its current and anticipated growth in business activity.

As stated earlier the Company intends to obtain financing related to the ENCOAL LFC Plant estimated at $13.7 million. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code section 29 tax credits will be required. Due to the tax laws surrounding the realization of these tax credits the financing of the ENCOAL LFC Plant's required improvements will mostly likely require that the Company sell the ENCOAL LFC Plant directly to the financier in order facilitate the transaction. Following any such transaction the Company expects it will continue to be involved with various aspects of the project, including in the supervision of the improvements. In this case the Company will not be required to make any of the improvements discussed earlier or assume the repayment of the financing associated with the improvements. There is no assurance that the Company will be able to obtain this financing, or if available, the terms will be acceptable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        [NONE]


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. On August 23, 2000, the Company filed a lawsuit against Earthco in San Diego County Superior Court. The lawsuit seeks as yet to be determined damages for breach of an agreement by which the Company acted as a finder for 10% of Earthco's interest in a coal fines briquetting project. The Company alleges that it fulfilled its obligation under the agreement and Earthco failed to compensate the Company for services rendered pursuant thereto. Earthco has denied all allegations and the parties are proceeding towards discovery.

ITEM 2. CHANGES IN SECURITIES

On July 11, 2000, the Company in accordance with its related service agreements issued three warrant to purchase an aggregate of 225,000 common shares at $0.22 per share to three officer/directors of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable one year from the date of grant and expire on December 31, 2005. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

During the three month period ended September 30, 2000, the Company raised approximately $438,000 through the issuance of approximately 2,630,000 restricted common shares to accredited investors. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates.

During the three month period ended September 30, 2000, the Company in accordance with two agreements for consulting and private placement services, paid cash of approximately $28,000 and issued 417,552 shares of restricted common stock valued at approximately $73,000, for services rendered. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends placed on the certificates.

Effective August 1, 2000, the Company exchanged for current obligations an unsecured 9% note payable with a face value of $68,225 due on demand after September 30, 2000, for equal value. Interest on the note accrues from April 1, 2000 and shall continue until paid in full. As of September 30, 2000 demand on the note had not been made.

During the month of July, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $196,235. Both the principal and interest on the notes are due one year from the date of issuance and may only be paid off through the issuance of 1,195,043 shares of restricted common stock. The underlying shares of common stock do not have any registration rights. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

On August 16, 2000, the Company issued for cash an unsecured 9% note payable with a face value of $136,000. Both the principal and interest on the note are due on February 16, 2001 and may only be paid off through the issuance of 967,457 shares of restricted common stock. Pursuant to the terms of the note, the Company granted the investor piggy back registration rights for the underlying common shares. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

During late July and September of 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $270,100. Both the principal and interest on the notes are due one year from the date of issuance and may only be paid off through the issuance of 2,153,464 shares of restricted common stock. Pursuant to the terms of the note the Company granted the investors piggy back registration rights for the underlying common shares. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

During the three month period ended September 30, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $256,000 to one accredited investor. The notes are payable upon 30 days written demand beginning one year following their issuance date. Both the principal and accrued interest thereon may be paid in cash or, at the option of the Company, on the first anniversary by issuing 2,728,097 shares of restricted common stock. The security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

In conjunction with the issuance of the various convertible notes issued during the three months ended September 30, 2000, the Company recorded the issuance of the notes payable net of a $913,512 beneficial conversion feature (see note 5). This beneficial conversion feature will be amortized over the life of each note and result in a non-cash interest charge. As of September 30, 2000, the Company had amortized approximately $160,000 of the beneficial conversion feature.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Stockholders was held on September 18, 2000. At the Special Meeting stockholders of SGI International were asked to vote on an amendment to the Articles of Incorporation to increase the number of authorized shares from 75,000,000 to 125,000,000. The vote on the amendment to the Articles of Incorporation was as follows:

                               Voting Results

          ----------------------------------------------------------

                                    Votes                Percent

          -------------- ------ -------------- ------- -------------
          For                      53,581,309              97%
          Against                   1,376,393               3%
          Abstain                      47,487               *%
          -------------- ------ -------------- ------- -------------

         * Less than 1%


ITEM 5. OTHER INFORMATION

SGI International ("SGI") and subsidiaries of AEI Resources, specifically, Bluegrass Coal Development Company and Americoal Development Company have amended effective October 31, 2000, (the "Fifth Amendment") certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between the parties, dated December 9, 1999. The Fifth Amendment essentially provides SGI with an extension of the October 31, 2000, date to November 30, 2000, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement. All other terms and conditions of the Acquisition Agreement remain in full force and effect. A copy of the Fifth Amendment is attached hereto as Exhibit 4.6 and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Form of Restricted Stock Subscription Agreement (1)
4.2 Form of Promissory Note with Registration Rights (2)
4.3 Form of Promissory Note without Registration Rights(2)
4.4 Form of Promissory Note payble in cash or stock(2)
4.5 Form of July 2000 Warrant(2)
4.6 Fifth Amendment to Amended and Restated Acquisition Agreement Among SGI etal.(2)
27.1 Financial Data Schedule (2)

  (1) Incorporated by reference to report on Form 10-Q (File No. 2-93124) ending September 30, 1999.
  (2) Filed herewith.

(b) Reports on 8-K

On October 10, 2000, the Company reported on its Current Report on form 8-K, filed with the Securities and Exchange Commission, that it had amended effective September 30, 2000 (the "Fourth Amendment"), certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between itself and certain subsidiaries of AEI Resources, dated December 9, 1999. The Fourth Amendment essentially provides SGI with an extension of the September 30, 2000, date to October 31, 2000, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement.

PART III. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SGI INTERNATIONAL

/s/ MICHAEL L. ROSE November 10, 2000
------------------------------------
Michael L. Rose,
President and Chief Executive Officer



/s/ GEORGE E. DONLOU November 10, 2000
------------------------------------
George E. Donlou
Vice President Finance and Controller