Form 10-K
period 2000-12-31
SGI INTERNATIONAL
filed 2001-04-16
CIK 737955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark one)
[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2000

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.    2-93124

For the transition period from _______  to ________

SGI INTERNATIONAL
(Names of small business issuer in its charter)

    UTAH                                            33-0119035
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)        Identification No.)

1200 Prospect Street, Suite 325, La Jolla, California  92037
(Address of principal executive offices including Zip Code)

(858) 551-1090
(Issuers telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: Common Stock (No Par Value)
Name of each exchange on which registered:  None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES  X       NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuers revenues for its most recent fiscal year.   $5,166,349

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.1 million as of March 30, 2001.  The number of shares of Common Stock, no par value, outstanding as of March 30, 2001, was 82,897,061.

DOCUMENTS INCORPORATED BY REFERENCE

As noted in Part III of the Form 10-KSB, portions of the registrants proxy statement, to be filed within 120 days of December 31, 2000, have been incorporated by reference.

Transitional Small Business Disclosure Format (Check one): YES        NO  X

PART I

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

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the Liquids From Coal ("LFC") Process and, the Opti-Crude Enhancement Technology ("OCET") Process. The LFC® Process is designed to convert and upgrade low-rank coal into a higher Btu more efficient fuel to produce power and simultaneously produce a low temperature coal tar, which contains valuable chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly Manufacturing Systems, Inc. ("AMS"), a wholly owned subsidiary, the Company is in the business of designing and manufacturing custom precision automated assembly equipment. The Company is also attempting to develop the Level Sensor ("LS") and Asphaltenes Processing Technology. The LS technology is designed to overcome a number of limitations presented by existing "off-the-shelf" equipment and sensors. The Company's sensor is characterized by a high degree of sensitivity, electrical stability and its small size. The Asphaltenes Processing Technology is intended to convert the unwanted asphaltene by-products of the OCET Process, as well as the existing solvent deasphalting processes, into a coal-like fuel.

(a) Historical Development of Business

Organized in July 1980 to pursue the development and commercialization of the LFC® Process, the Company known then as Synfuel Genesis, Inc. merged with Vision Development, Inc. in June 1985 and changed its name to SGI International. In mid-1989 the Company and Shell Mining Company ("SMC") entered into a 50/50 partnership (the "TEK-KOL Partnership") to jointly own, commercialize and license the LFC® Process. Also in 1990, a subsidiary of SMC, the ENCOAL Corporation ("ENCOAL"), pursuant to a Cooperative Agreement with the Department of Energy ("DOE"), began constructing a LFC demonstration plant, which began operation in 1992. In November 1992, Zeigler Coal Holding Company ("Zeigler"), purchased SMC and its assets, including the ENCOAL Demonstration Plant. From 1990 through April 1995, the principal business of the Company was to continue the development of the LFC® Process through research at the ENCOAL Demonstration Plant, testing the efficacy of applying the LFC® Process to low-rank coals on a worldwide basis, and working to develop LFC plant projects domestically and internationally.

In April 1995 the Company and Zeigler agreed that the ENCOAL Demonstration Plant had met its production goals as defined by an existing agreement between the parties. As part of that agreement, the parties agreed to make the TEK-KOL Partnership an operating entity to pursue LFC® Process licensing and other opportunities both overseas and in the United States. Zeigler continued to operate the ENCOAL Plant through the third quarter of 1997 when operations were suspended in anticipation of a sale of Zeigler's coal properties. The TEK-KOL Partnership pursued LFC® Process development and LFC project development until termination in November 1998.

During 1995 the Company commenced development of the OCET Process, which is designed to deasphalt crude oil and residual oil. Also in late 1995 the Company acquired AMS, which is in the business of designing and manufacturing custom precision automated assembly equipment.

In May 1998, as a result of Zeigler's intended sale of its coal properties and ENCOAL, the Company gave notice to Zeigler that it was terminating the TEK-KOL Partnership Agreement. Termination occurred on November 11, 1998. In September of that same year AEI Resources ("AEI") acquired Zeigler in a stock purchase and subsequently sold the former Zeigler western coal mines (Buckskin Mine-location of the ENCOAL Demonstration plant and the North Rochelle Mine) to Vulcan Coal Holding Company ("Vulcan"). All of Zeigler's LFC related assets remained the property of AEI.

In January of 1999, the Company entered into a number of agreements with MLFC, a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of LFC Technologies, LLC ("LFC Tech") a joint venture with MLFC, for the purposes of commercializing the LFC® Process. The Company and MLFC entered into a LFC Joint Venture Formation Agreement, Operating Agreement, License Agreement, Services Agreement and Security Agreement with the purpose of further developing the LFC® Process and licensing its use in proposed LFC plants worldwide.

In October of 1999, the Company and MLFC further amended the terms of their above described business relationship, by executing certain amendments (the "Amendment") to the various joint venture agreements that they had previously entered into in January 1999. The Amendment called for the transfer of the LFC patents and other items to LFC Tech, in return for certain payments more fully described in Note 4 "LFC Process Related Assets" of the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.

On December 9, 1999, the Company acquired from Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly owned subsidiaries of AEI: (1) Bluegrass' 50% interest in the LFC® Process as well as Bluegrass' interest in the TEK-KOL Partnership; (2) the ENCOAL Corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build a commercial sized LFC plant near Gillette, Wyoming; other tangible and intangible LFC assets and (3) NuCoal, LLC which owns certain design and engineering drawings for the construction of a commercial LFC plant (collectively referred to as the "ENCOAL Acquisition"). See Note 11 "Asset Acquisition" of the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB for additional information regarding the ENCOAL Acquisition.

Effective January 4, 2001, MLFC and the Company amended the LFC Tech Operating Agreement, which governs the management of the joint venture company. Pursuant to this amendment the parties have terminated the LFC Joint Venture Formation Agreement, License Agreement, and Services Agreement, as the purpose for which these agreements were established had been accomplished or were no longer necessary. In addition, among other administrative changes the amendment extended the termination date from 2008 to January 4, 2011.

(b) Business of Company

The Company is primarily engaged in the business of developing and marketing energy related technologies. The Company identifies its business segments based on its developing technologies. These strategic business segments offer products and services to different markets. Accordingly, the Company's basic business segments are centered on the operations associated with the LFC® Process, the OCET Process, and manufacturing customized automated assembly systems. The Company's operations are primarily centered in the United States. However, through its various collaborative arrangements (previously with TEK-KOL and now LFC Tech) the Company will continue to participate in the marketing of the LFC® Process on an international basis.

LFC Operating Segment

Overview. The Company has developed a patented technology, which it refers to as the LFC® Process. The LFC® Process is intended to convert and upgrade low-rank coal and simultaneously produce a hydrocarbon liquid. The LFC® Process produces two products, one called Process Derived Fuel (PDF), and the other, Coal Derived Liquids (CDL). PDF® produced by the LFC® Process has a higher heating value and in general has improved environmental properties when compared to the feed coal. The Company believes the LFC® Process could upgrade a significant portion of the world's abundant low-rank coal reserves into a higher Btu coal and also produce valuable chemical products from the CDL® . In the opinion of management, PDF, with the appropriate feed coal, could provide cost-effective compliance with certain environmental legislation and regulations, including the 1990 Clean Air Act Amendments, and other current and possibly future U.S. and international environmental regulations. As of December 31, 2000, the Company through LFC Tech has one outstanding license for the LFC® Process. This license was issued for the operation of the ENCOAL LFC Demonstration Plant.

The LFC® Process produces PDF and CDL by heating low-rank coal under carefully controlled conditions. The Company believes many existing users of coal in the U.S., such as electric utilities, face costly capital expenditures to modify their coal-fueled electric power plants to comply with Phase I and Phase II of the Clean Air Act Amendments ("CAAA"). According to the DOE, Phase I of the Clean Air Act impacted over 261 generating units at approximately 100 coal fired electrical generating plants in the U.S. and required many major U.S. power plants to achieve specified reductions of nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. The Company believes many countries outside the United States, who currently generate much of their electricity from burning coal and which have substantial low-rank coal reserves, could use the LFC® Process to provide a more cost-effective fuel source for the production of power.

The Company intends through LFC Tech to license the LFC® Process to electric utilities, coal producers, steel companies, foreign governments or agencies thereof, or affiliates of these parties. While the Company also intends to be actively involved in owning, at least partially, and operating domestic and international LFC plants, the resources required to develop, construct and operate an LFC plant are likely to require in excess of $450 million. Therefore, the Company intends to seek financing directly or through other collaborative arrangements to construct a commercial LFC plant. The Company believes that the level to which LFC will have been developed, once the ENCOAL Demonstration Plant is again operational and the various finished products are being sold, will merit a considerable value being placed on the operating experience and technical know-how of the Company. This technical and operating experience combined with the expected rate of return on a commercial LFC plant investment should allow the Company to obtain a considerable developer's fee on the first commercial LFC plant. The Company believes that this developers fee could be in the form of either an up-front payment or a small carried equity interest in exchange for such experience and know-how.

LFC® Process Description and Development. The LFC® Process employs a mild gasification process that produces a chemical change in the feedstock coal by drying, pyrolyzing and stabilizing the feed product under carefully controlled conditions. In the drying phase of the process, screened coal is fed into a dryer where most of the moisture inherent in the feed coal is driven off. The dried coal is then subjected to higher temperatures in the pyrolysis step where much of the volatile matter is turned into gas and chemical changes are effected in the solid product. The gases from the pyrolysis step are condensed into the liquid product, CDL® . CDL® contains a range of distillate grade liquid fuels and a series of high value organic chemicals and industrial waxes. The solid product PDF from the pyrolysis step is quenched with water to stop the pyrolytic reaction. The PDF is then cooled and rehydrated to about 8% moisture, its new equilibrium level, prior to entering the finisher for the final step that creates a stable product.

The key elements that differentiate the LFC® Process from other coal technologies are as follows:

  The process simultaneously produces valuable, solids and liquids.
  The process is low temperature and low pressure when compared to other technologies.
  The control system regulates the heating rate and temperature level to control the governing kinetics of gasification and stabilization reactions producing products that are consistent in quality.
  The solid product can be stored and shipped in conventional coal cars and has the same stability (lack of spontaneous combustion) as the feed coal.
  Over 70% of the process heat required is provided by combustion of the non-condensable gases produced by the process. The overall process maintains 90% of the energy inherent in the feed coal.
LFC® Process Demonstration Plant. In 1989, ENCOAL Corporation, then owned by SMC, and the DOE each committed to fund one-half of the costs to construct, own and operate a "Clean Coal Demonstration Plant" using the LFC® Process at the Buckskin Mine near Gillette, Wyoming. The Demonstration Plant was constructed as part of the U.S. government's Clean Coal Technology Program. Several amendments of the original Cooperative Agreement with the DOE extended the shared funding of the Demonstration Plant to September 1996. Additional amendments extended the Agreement end date to July 1997 to permit completion of final reporting. TEK-KOL licensed the LFC® Process to SMC Mining for use at the Demonstration Plant. Construction of the Demonstration Plant began in 1990 and was completed in 1992. The Demonstration Plant was not expected to, and did not, produce any licensing royalties to the Company.

In November 1992, Zeigler purchased SMC and its assets, including the ENCOAL Corporation and Demonstration Plant. The purpose of the Demonstration Plant was to demonstrate the validity of the LFC® Process and it was not intended as a commercial plant. During its years of operation, the Demonstration Plant produced and shipped 83,600 tons of PDF to eight utility customers and 119,285 barrels of CDL to eight industrial users. Based on the Company's analysis, test burns of PDF indicate that PDF is a viable fuel, which can be used with minimal modification of the coal burning equipment. The Company believes PDF can be a means for helping utilities or other coal burning facilities meet the requirements of the Clean Air Act and its amendments.

The Company believes the operation of the Demonstration Plant from 1992 through the third quarter of 1997, when its operations were discontinued, has provided invaluable design data and engineering parameters to assist in the commercial development of the LFC® Process. Although the Company believes it has completed the basic development of the LFC® Process, the Company continues to refine the process in order to reduce the cost and improve efficiencies for a future commercial LFC plant. Further, a number of utilities have indicated they would like to have PDF delivered to them for test burns, which if successful, would be used as a basis for entering into longer term agreements to purchase additional quantities from large scale commercial LFC plants. At the present time, one utility has executed an agreement to purchase commercial quantities of PDF when a commercial plant becomes operational. To provide these test burn quantities, the Company believes it would be valuable to restart operation of the Demonstration Plant. Consequently, as previously stated, the Company acquired the ENCOAL plant in December 1999 and is working diligently toward financing the restart of the plant. There can be no assurance that the Company will successfully restart the Demonstration Plant or after having done so will be able to license the process, sell LFC products commercially, or generate profits for the Company. The cessation of operations of the Demonstration Plant may have a material adverse impact on the marketing of the LFC® Process and co-products.

Products & Markets. The Company's marketing efforts are in part based on the Company's belief that low-grade (or low-rank) coals of the world are relatively disadvantaged in the marketplace compared to higher-rank bituminous coals. Low-rank coals generally have higher water content, which makes them more expensive to transport to distant markets. Additionally, their lower heat value can make them a less efficient boiler fuel. The Company expects that PDF and CDL produced from Powder River Basin ("PRB") coal can reduce transportation costs by removing water, and economically produce lower sulfur, higher heat-rate, cleaner burning coals along with valuable co-product low temperature coal tar derived chemicals. Due to the low-sulfur and low NOx qualities when processing PRB coals both PDF and CDL provide environmental benefits that the Company believes will be increasingly valuable as more stringent environmental regulations are implemented.

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

Cleaner air standards are being driven primarily by Title IV of the Clean Air Act Amendment ("CAAA") Phase II (which became effective January 1, 2000) requires that electric utility power plants built before 1990 with annual generating capacity in excess of 25 megawatts reduce total emissions of sulfur dioxide from power plant stacks below 1.2 lbs. SO2 per MMBtu. Phase II affects more than 2,000 boilers at over 1,000 electrical generating plants and other industrial users of coal. When using PDF produced from coal feedstock mined from Wyoming's southern PRB, test data has indicated that a SO2 emission rate of between 0.3 and 0.5 lbs. per MMBtu can be expected. In addition, emissions from the use of PDF from the PRB can reduce NOx emissions by approximately 25% when compared to typical competing eastern coals. While PDF represents a product from a technology that may reduce NOx and SO2 emissions from power plant stacks, there can be no assurance any of these utilities would elect to use PDF once development is completed.

In addition to the enhanced environmental requirements for using fossil fuels, the Company believes that other events are already taking place that will favor markets for PDF. These events include, but are not limited to, recognition that coal reserves represent over 200 years of U.S. energy supply, deregulation of the electric utility industry, consolidation among the coal and railroad companies and the consequent need to reduce costs will promote the use of more efficient boiler fuel technologies like PDF.

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

In the Company's opinion, legislative efforts pertaining to air emission standards will likely continue to pressure electric utilities already faced with steady growth in electric loads, and constrained by fixed environmental emission limits. The emission allowances created in the 1990's are being depleted and technological "fixes" such as flue gas desulfurization (scrubbing) and selective catalytic reduction (SCR) are expensive, especially for units rated less than 200 megawatts (Mw). The Company believes that these smaller generating units that cannot economically support large-scale, capital improvements, could benefit substantially by switching to efficient, clean-burning fuels like PDF. Action by the Department of Justice on behalf of the EPA against eight major electric utilities throws into question the utilities compliance strategy and heightens the risk that they will have to make further capital investments. History indicates that while EPA regulations are often delayed and weakened they are usually implemented. The Company believes that fuel switching, free of long-term capital investment, is a financially safe solution for reducing emissions. Of course this anticipated market assumes that regulations passed under the CAAA remain in effect. Any amendments to the CAAA or other state emissions standards that reduce the specified limits on SO2 or NOx emissions could negatively impact the potential size of the market and the domestic growth prospects of the Company.

In the Company's opinion, the most significant factors influencing the use of PRB feedcoal in the manufacturing of PDF are:

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

Ash Composition. The ash in PDF remains unchanged in the LFC® Process, therefore maintaining similar characteristics as other PRB coals during combustion.

Quantity. The abundance of long-term coal supplies combined with the economics of producing low-sulfur western coal have created demand for western coals considered improbable ten years ago. With increased investment in rail infrastructure, the Company believes that the PRB will remain the largest coal-producing region in the U.S. for the foreseeable future. A relatively high Btu fuel like PDF or blends of PDF with run-of-mine PRB coal should benefit from the growing demand anticipated by the Company for western coals, assuming they can be delivered economically to Midwestern and Eastern utility markets.

The Company believes that a number of factors indicate that PDF, produced from PRB feed coal, should be an attractive boiler fuel for steam generation under the conditions previously noted.

A number of factors support the likely utilization of beneficiated coals like PDF as an alternative fuel choice for coal-fired units in the foreseeable future:

The historically low cost of coal production and the existing coal fired infrastructure that generates most of the electricity (56%) in the U.S.

Electricity load-growth is projected to increase about 2% per year requiring the capacity factors and the consumption of coal in existing coal-fired units to increase. For example, nationally, coal plants have been operating at an average 62% capacity factor. The Company believes a feasible maximum is about 70%. Based on the Company's analysis, an increase in coal-fired capacity of 8% would result in over 100 million tons per year of additional coal demand in existing plants.

The sky-rocketing cost of natural gas, along with continuing questions as to the long term availability of supply, are drawing the focus back to the development of clean burning coal facilities.

Phase II of the Clean Air Act Amendments (1990) may have a profound effect on fuel choices in the future, especially favoring coals like PDF that emit low levels of sulfur and nitrogen oxides.

A high percentage of older, higher-cost, power plants will soon be retired requiring even more generation from the remaining newer, efficient coal plants.

These projections are supported by the fact that several major U.S. utilities have shown interest in including PDF as a part of their future fuel plans and have even conducted limited test burns of PDF. In fact, the Company signed an agreement with one of these utilities for their purchase of all the PDF produced from the ENCOAL Demonstration Plant through 2004 with an option to purchase up to 750,000 tons per year from a commercial sized LFC plant utilizing southern PRB quality feed coal. This equates to roughly 20% of the output of PDF from a commercial facility.

CDL®is a complex liquid produced by the LFC® Process, which in the past has been sold into the fuel oil market. However, fuel market prices do not reflect the full value of CDL as it contains several high value chemicals and chemical feedstocks. The Company believes that a significant and growing shortfall in industrial waxes and coal tar pitch feedstock supply is likely. This shortfall combined with an anticipated growth in demand for these same products may fuel a strong interest in obtaining new, large-scale supplies of feedstocks like those derived from CDL.

Since early 1999, considerable laboratory effort by SGI's Technical Center ("SGITC") has helped define potential markets for the various components of CDL. The combined value of these components is estimated, based on written purchase commitments from third parties to be in the range of $30.00 per barrel, up from the original $6.00 per barrel when the product was sold as a fuel. A product slate has been developed for both the ENCOAL Demonstration Plant and for the first commercial LFC plant. A majority of the products fit predominantly into specialty product applications.

Due to the specialty nature of the CDL products, limited market information is published. In most cases, a few chemical processors control the markets and set the prices based on their available feedstock supply to either a single or very few chemical-processing facilities. The Company believes that even in those limited markets, demand for each of the Company's liquid products is likely to increase. Prices are also expected to increase as the current suppliers of chemical feedstocks face economic pressure from tightening environmental regulations. The slate of chemical products expected to be produced from CDL® consists of cresylic acid, a light hydrocarbon fuel, mineral waxes and anode feedstocks.

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

Light Hydrocarbon Fuel. The CDL derived distillate fuel is produced by solvent extraction of material boiling below 550° F. It has viscosity, boiling point and flash point characteristics below SAE #2 fuel oil and an energy content greater than a SAE #2 fuel oil on a weight basis. It can be blended with other petroleum-based fuels for use in boilers or other oil-fired burners. The Company's principal markets would likely be regional users of various types of industrial fuel oils. Because of its similarity with Diesel #2, future testing may demonstrate additional economic applications such as a locomotive diesel fuel extender.

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

The supply of petroleum based slack waxes is expected to diminish, as refiners will be forced by SAE guidelines in 2002 to improve grades of lubricants. Enhancing lubricants requires further reduction in wax production. As a result, at least four major refiners, Amoco, Lyondell, Texaco and UNOCAL have exited the wax production business in the past several years.

Anode Feedstock. Coal tar from the CDL appears to be a good blending agent with coal tars derived from the production of metallurgical grade coke. Pitch is the "glue" used to bind carbon particles together in industrial anodes, an essential component for the electrochemical reduction process to refine aluminum. Environmental regulations have required processing changes in the international steel and aluminum industries resulting in decreased production of coal tar and increased demand for coal tar pitch with low levels of unsubstituted polynucleic aromatics ("PNA"). Production of coke in the United States is expected to decrease sharply over the next five years due to environmental legislation affecting emissions from coke plants. Analytical testing of coal tar pitch produced from the LFC®Process indicates that it contains very little unsubstituted PNA's. Assuming such decrease in coke production and demand, the Company believes that this could create a demand for LFC produced coal tars if they were to become commercially available.

For the future, results from SGITC's research indicate that several additional products may be profitably extracted from CDL. Development of products such as phenolic resins, surfactants, other higher value waxes, asphalt sealers, phenols, naphthalene and mixed fuel gases are currently underway and are expected to increase the overall potential value of a barrel of CDL even further.

International Markets. As stated previously, the Company believes that the current domestic market holds the most short-term economic potential. However, the international coal market is estimated by the Company to be substantially larger, at approximately four times the size of the domestic market. While the Company has completed over seventy feasibility studies on candidate coals, including those in China, Russia, and Indonesia, and entered into various memorandums of understanding with international governments and private entities, the recent economic and political conditions in these countries has negatively impacted the progress of these projects. Consequently, the Company does not expect these projects to progress until conditions improve. The Company's objective in these foreign markets is primarily to meet the needs of providing more energy efficient products as an upgraded coal utility fuel, a liquid fuel, specialty products and chemical feedstocks for domestic use and/or to provide a value added export product.

Competition. The principal markets for PDF and CDL are in the energy industry, which is intensely competitive. There are many companies engaged in research into ways to clean or convert coal into a more environmentally acceptable fuel or other commercially viable products. Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources and may be better equipped to develop, test and license coal-refining technologies. In addition, some of these companies have extensive experience in operating refining plants and have extensive experience in operating coal-burning plants. These companies may develop and introduce coal-refining technologies competitive with or superior to those of the Company prior to any market acceptance for the LFC® Process or other technologies developed by the Company or its subsidiaries. However, to the best of the Company's knowledge no other competitor using a coal upgrading technology has shipped as many unit trains of product or has had product tested in as many coal fired boilers of various utilities as the Company. In fact, to the best of the Company's knowledge none of these competitors' efforts have yet resulted in an economically viable and commercially acceptable process.

The relative speed with which the Company markets the LFC® Process and enters into licenses or other agreements with third parties who thereafter construct, own and operate a plant using the LFC® Process and their success in supplying processed coal products, depends on many factors and can not be easily forecasted. The Company expects the principal factors to include, among other things compliance with environmental standards, transportation costs, cost and quality comparisons to other fuels, and the strength of any patents for the LFC®Process or for other related technologies.

The demand, if any, by coal-fired electrical generation facilities for processed coal products derived from using the LFC® Process may also be materially impacted by competing fuels such as other naturally occurring low-sulfur coals, natural gas and emission control technologies, such as selective catalytic reduction. The Company believes other factors which may influence competition include the availability and cost of delivered coal; the difference between the costs of other energy alternatives and coal prices and availability; regulatory efforts to reduce pollution and other emissions; regulatory incentives, if any, to utilize clean coal based energy sources; and the reliability and cost effectiveness of the LFC® Process relative to other competing technologies.

The Company's competitive position also depends upon its ability to attract and retain qualified personnel, maintain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the period between development and testing of the LFC® Process and its introduction into the commercial market place.

The Company is aware of several entities in the U.S. and in foreign countries, which are engaged in producing clean-burning coal. These include Western SynCoal, LLC, a subsidiary of Montana Power Company, which owns a plant in Colstrip, Montana and KFx, Inc., a public company, engaged in coal upgrading development. There can be no assurance that the Company will be able to compete successfully with any of these companies. However, to the best of the Company's knowledge, none of these competitors produce both a solid and liquid product in commercial quantities.

Patents and Proprietary Technology. The Company has patents or patent applications for eight LFC® Process and LFC® Process related patents in the U.S. and eleven patents in foreign countries.

There can be no assurance any additional patents combined with the existing Company patents will be sufficiently broad to afford protection against competitors using a similar technology. The Company's success will depend in large part on its ability to obtain patents for the LFC® Process improvements and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries.

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

The commercial success of the Company may also depend upon avoiding the infringement of patents issued to competitors. LFC Tech, which the Company currently owns 50% of, now owns all of the technology relating to the LFC® Process. If competitors prepare and file patent applications in the United States claiming technology also claimed as proprietary by the Company, the Company may incur substantial costs in participating in interference proceedings declared by the U.S. Patent office ("PTO") to determine the priority or infringement of the invention. An adverse outcome of such proceedings could subject the Company to significant liabilities to third parties and could require the Company to license disputed rights from third parties or cease using the infringing technology. Although the Company believes its current and proposed activities do not and will not infringe upon patents for competing technologies, there can be no assurance that the Company's belief would be affirmed in any litigation over any patent or that the Company's future technological developments will be outside the scope of these patents.

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

The Company also relies on certain proprietary information, which may not be patentable. Although the Company has taken steps to protect its proprietary information, in part through the use of confidentiality agreements with certain employees, potential partners, consultants and contractors, there can be no assurance these agreements will not be breached, the Company will have adequate remedies for any breach, or the Company's proprietary information will not otherwise become known or be independently developed or discovered by others including its competitors.

Governmental Regulation. The LFC® Process, as it is proposed to be used in the operation of a LFC plant, will likely be subject to numerous federal and state regulations. Although the Company intends to own a portion of any future commercial LFC plant constructed in the United States, (and expects to have a carried interest in the first LFC plant) it is more likely for the plant to be wholly owned by others since the Company does not now have, and may not in the near future have, the financial resources necessary to develop, construct or operate such plants.

Domestically. LFC plants will likely require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies before construction of any such facility may begin, and will be subject to periodic maintenance or review requirements once any such facilities begin production. Such permits and regulations include, among others: (i) air quality; (ii) wastewater discharge; and (iii) land quality. There can be no assurance that such approval will be granted to any licensees of the LFC® Process in the event a plant is proposed to be constructed and operated using the LFC® Process. In addition, there can be no assurance future domestic or international governmental regulations will not change and the necessary permits and approvals for any future commercial-scale production facilities will not be prohibitively expensive or difficult to obtain. Any failure by any licensee of the LFC®Process to obtain required regulatory approvals, or any substantial delay in obtaining such approvals could have a material adverse affect on the Company.

Mine Health and Safety Administration ("MHSA") regulations and approvals may be applicable to any use of the LFC® Process at a plant constructed for such use. The Demonstration Plant in Wyoming operated under the oversight of the MHSA since construction began. The Company believes the ideal location for an LFC® Process plant will be on the grounds of or adjacent to a coal mine to minimize transportation costs.

The Clean Air Act and its amendments specify certain air emission requirements for electrical utility companies and industrial coal users. The Company believes the Clean Air Act is now, and will in the future be, a significant factor in creating demand and a market in the U.S. for the LFC® Process and products from the PRB. The Company believes electric utilities and industrial coal users who use the LFC products will be subject to the Clean Air Act, and compliance with such regulations could be fully or partially met through the use of these products. Beginning on January 1, 2000, Phase II of the Clean Air Act Amendments imposed a permanent cap on sulfur dioxide emissions and requires nitrogen oxide reductions.

Internationally. Future international LFC plants, if any, will also be subject to various permitting and operational regulations specific to each country. Generally, environmental permitting and operating regulations in countries outside the United States are not as stringent as those within the United States. Nevertheless, international initiatives, such as the Kyoto Protocol, are expected to create increasing pressures on the electric power generation industry on a worldwide basis to reduce emissions of various pollutants, which the Company expects will create additional demand for its products.

Research and Development. In 2000 and 1999 the Company incurred approximately $1,641,000 and $841,000, respectively, in research and development expenses to further refine and develop the LFC® Process, its associated products and markets.

OCET Operating Segment

Overview. The OCET Corporation, a totally-owned subsidiary of the Company, is a development stage company incorporated in the state of Delaware. OCET is developing an energy-related technology referred to as the OCET Process. The OCET Process is designed to deasphalt crude oil or resid. Resid is the residue remaining after processing crude oil in a refinery to produce liquid fuels and lubricants. The OCET Process is still in development, and will require additional research and development before it is ready (if ever) for commercial use. Future funding necessary to carry on the development of the OCET Process will be primarily for the operation and maintenance of the OCET Process Development Unit ("PDU"). However, due to the Company's concentration on commercializing the LFC Process, essentially all work on the OCET Process was stopped in May 2000. See Note 6 "Information on Industry Segments" of Notes to Consolidated Financial Statements included in Item 7 of Part II of this form 10-KSB for additional information.

The OCET Process uses an electric field to enhance the effect of the solvent used to destabilize the crude oil or resid to separate out the asphaltenes and metal contaminants contained in the feedstock thereby producing a higher quality liquid. The electric field processing distinguishes the OCET Process from other deasphalting processes known to the Company, and the Company believes OCET could provide an additional method for controlling the rate, selectivity and yield of the separation.

In its simplest form, OCET may be viewed as an enhancement of a process already utilized by the petroleum refiner; namely, solvent deasphalting. OCET uses electric fields in combination with additives to enhance the rate and selectivity of the separation of the feedstock into two streams, one reduced in asphaltenes and metals, and a second stream containing the asphaltenes and the bulk of the metals. The latter can be used as feedstock to a coker, as a heavy fuel blend stock, or as an asphalt blend stock. The composition of each phase can be adjusted to accommodate the intended end use for each stream. Specific benefits are a function of the feedstock and the conditions under which the process is applied. The OCET Process was reviewed in 2000 by an international construction and engineering firm and a major international refiner, and the result of these reviews indicates that OCET improves the existing technology that uses pentanes and butanes as a solvent. Therefore, the Company is encouraged that OCET may eventually become a cost-effective means of improving the quality of deasphalted oil while reducing levels of sulfur, catalyst-fouling metals such as vanadium and nickel, and carbon-forming components. However, based on the feedback from these third party firms, the Company has determined that it has additional research and development to perform before it is ready to truly assess the value of OCET.

The Company's principal efforts in commercializing the OCET Process are intended to focus on licensing the technology to petroleum engineering and construction companies, oil refineries, oil companies, and other parties with related interests. The Company also intends to develop and commercialize all related applications for the process. The Company is planning to seek collaborative arrangements with manufacturers and developers of deasphalting equipment as potential partners. Construction and operation of any future commercial scale facility using the OCET Process is dependent upon funding from a petroleum engineering and construction company, oil refiner, oil company, or other third parties. There can be no assurance such funding will be made available.

Markets. The Company believes domestic and worldwide demand for gasoline and chemical feedstocks will increase in the future. Consequently, worldwide refining capacity is also expected to increase, in conjunction with an expected increase in the supply of low quality heavy crudes. The Company believes new as well as upgraded existing oil refineries are likely to be called upon to meet increased worldwide demand for fuels and chemical feedstocks while relying on increasingly heavy crude as feedstock, especially on the Gulf Coast, Western and Eastern Seaboards.

On average, most refineries produce approximately 40% to 50% Atmospheric Resid (AR) per barrel of crude processed. Vacuum Resid ("VR") is approximately 50% of the AR and in particular has a low value and in some instances poses a disposal problem. A paper presented at the 1996 National Petroleum Refiners Association pointed out that the drive by petroleum companies to increase profitability of their refineries has been implemented by using a number of methods to deal with VR. In an attempt to increase refinery profitability, recent commercial advances in process technologies have been employed. As a means of disposing of the VR, refiners have used the VR in its fuel oil pool or as a feedstock to a coker.

Current processes for treating VR force refiners to make difficult compromises. High-temperature processes (mainly cokers) crack VR, resulting in gas, coke, and liquid fractions. Refiners use lower temperature crackers for the upgrade of the vacuum gas oil (the lighter fraction of the AR). The VR cannot be sent to this low temperature cracker due to its asphaltenes and metal contaminants content which will destroy the catalysts used in making the higher value products. For this reason many refineries try to minimize the amount of VR by utilizing solvent deasphalting processes upstream where the process reduces the asphaltenes and metal content allowing the refiner to send the VR fraction to the cracker. The OCET Process is designed to increase the efficiency of the solvent deasphalting operations.

Industry data available to the Company indicates that there has been a shift of crude oils over time to being higher in resid volume and contaminant levels, and therefore, the need for a successful deasphalting technology has increased. The Company, together with many industry experts believe that the quality of crude oils has declined for there is a greater amount of asphaltenes, nickel, vanadium, and other contaminants contained in both the crude oil as well as in the resid. This reduces the value of the crude and resid since these elements inhibit the refiner's ability to produce high value products.

The target application for the OCET Process is the upgrading of refinery resid to produce high quality feedstocks for refinery catalytic cracking and hydrocracking upgrading processes. A higher quality feedstock with reduced asphaltenes, carbon residue and other contaminants increases the effectiveness and longevity of the catalyst in producing more valuable products. The Company believes there may be other potential markets, including deasphalting and viscosity reduction of heavy crude oil at the well site or upgrading crude oil before introduction into the crude distillation tower at the refinery.

International Markets. While the Company's initial efforts are being focused domestically, management believes that international markets will be substantially larger and provide a greater opportunity for the OCET Process. With worldwide petroleum demand of approximately 68 million barrels a day and refinery capacity utilization of approximately 95%, management estimates that these refineries also produced approximately 12-15 million barrels per day of VR. To meet the projected growth in international oil demand, the Energy Information Administration (EIA) notes that refinery capacity will have to increase to 129 million barrels per day by 2020. The areas of greatest growth are expected to be in the Middle East, Central and South America, and the Asia/Pacific region. The same report by the EIA notes that new refineries will be called upon to meet increased worldwide demand for lighter products, such as motor fuels and chemical feedstocks to upgrade resids, to supply transportation fuels with reduced lead, and to supply both distillate and residual fuels with decreased sulfur levels.

Competition. The OCET Process is expected to enhance existing solvent deasphalting processes and to compete with alternative methods for separation of resid solvent extraction processes. The primary method for disposing of VR is coking, which exposes resid to high enough temperatures to break apart some of the chemical bonds to produce gases, liquids and solid coke, but has high capital, operating and environmental costs producing a lower quality cracker feedstock and very low value coke as a product. The OCET Process seeks to upgrade the value of the resid stream by improving the asphaltene and thus metal removal efficiency of the dominant deasphalting process which utilizes solvents.

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

Patents and Proprietary Technology. OCET presently has two patents issued for the process both of which were issued in 1998. There can be no assurance any patents issued to the Company, or OCET will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Further, litigation over patent or other intellectual property claims could result in substantial costs to the Company.

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

Research and Development. The Company through SGITC developed the PDU in its lab which it believes is capable of measuring OCET Process performance under refinery-like conditions of temperature and pressure. Concurrently, SGITC has developed the analytical methods and put in place laboratory staff, capable of measuring the performance of the PDU and presenting the data in industry standard terms, for the purpose of marketing the process to potential customers. These analytical resources are also capable of measuring properties of feedstocks and other refinery streams, so as to gauge the performance of the OCET Process against competitive processes in an effort to determine its commercial value and optimize process performance.

The Company has now tested the OCET Process on resid and crude oil samples from Venezuela, Mexico, and the Middle East. Results of these tests have been compared with those obtained in the commercial world through contacts with refineries and engineering companies, and discussions are continuing to develop various implementation opportunities. In all cases to date, the OCET Process was successful in reducing metals contamination. Careful analysis shows that OCET typically reduces metals in excess of 10% over non-electric solvent deasphalting experiments in the PDU. This metals reduction could translate into reduced catalytic cracker and/or hydrocracker catalyst usage, increased deasphalter throughput or increased Deasphalted Oil ("DAO") yield, reduced solvent-to-oil ratios, smaller processor size, depending on how the process is operated, all of which have varying levels of economic benefit to the petroleum refiner. These benefits could be translated into revenue generating opportunities for the OCET Process via licensing the technology, either to an engineering company for new solvent deasphalter construction, or to refiners for addition to existing conventional solvent deasphalters or both. As these early results are considered positive by the Company additional testing on resids provided by potential customers are planned. There can be no assurance the results of such laboratory tests will be proved in actual commercial scale developments, or that any commercial use will be made of the OCET Process.

In 2000 and 1999 the Company incurred approximately $418,000 and $810,000, respectively in research and development expenses to further refine and develop the OCET Process, its associated products and markets.

Government Regulation. The OCET Process, as it is proposed to be used in conjunction with oil refinery operations, will likely be implemented, if at all, by construction of facilities owned and operated by owners of these refineries and not by the Company. However, before any future new OCET Process facility may be constructed in the United States, it will likely require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies. Any such facility constructed would likely be subject to periodic maintenance or review requirements once the facility begins production. Such permits and regulations may include, among others: (i) air quality; (ii) wastewater discharge; (iii) land quality; and (iv) hazardous waste treatment storage and disposal. There can be no assurance that such approvals will be granted to any licensees of the OCET Process in the event a facility is proposed to be constructed and operated. In addition, there can be no assurance future domestic or international governmental regulations will not change and the necessary permits and approvals for any future facilities will not be prohibitively expensive or difficult to obtain. Any failure by any licensee of the OCET Process to obtain required regulatory approvals, or any substantial delay in obtaining such approval, could have a material adverse effect on the Company's efforts to commercialize OCET.

NEW PRODUCTS UNDER DEVELOPMENT BY THE SGI TECHNOLOGY CENTER

Asphaltene Processing

Description. As a result of the work related to the OCET Process the Company believes that the asphaltenes produced by the OCET Process may produce a better coal like product than asphaltenes produced by the current processes used by refiners today. Consequently, the Company is currently developing a process that will, if successful, convert the unwanted asphaltene by-products of the OCET Process, as well as the existing solvent deasphalting processes, into a coal-like fuel. Preliminary results obtained on a laboratory scale, using a proprietary process, have been encouraging, in that the resulting coal-like products have shown high melting points and little dusting, as compared to those produced by other means. These qualities along with higher volatile content, which aids in combustion, could contribute toward producing a higher value petroleum based solid fuel than coke.

Current. Presently, asphaltenes produced from the existing solvent-extraction processes cannot be moved in large quantities or for any significant distances for use as solid power plant fuels due to their poor physical properties. Therefore, refiners either send this material to their fuel oil pool at low or no value, destroy it using units called cokers, which may entail a disposal cost, "cut" the asphaltenes with expensive low boiling fuels to make low value #6 oil, or inventory the material at a negative value. To solve this disposal problem, some refiners are looking to invest in projects that build an expensive electric generating facility "across the fence" from their refinery boundary limits and use the asphaltenes as feedstock to that electrical facility because the heating value (Btu) of this material is extremely high. However, this approach often runs afoul of environmental issues, as handling and burning of un-treated asphaltenes can result in environmental hazards.

Technical work at the SGITC is under way to fully develop a process for converting asphaltenes to coal-like fuels, and to identify industrial or electrical generation markets where this fuel could be profitably sold. The Company currently believes that if it were the owner and/or operator of any resulting conversion plant, that this product could provide it, if successful, with a significant revenue opportunity.

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

Current. The Company's market research conducted in 1999 indicates that the level sensing business is highly competitive and heavily fragmented, both in distribution and technology, leading to relatively small sales volumes in many technology segments and making entry at any significant sales volume difficult. Very large industrial instrument companies generally have only very small business units in the level sensing area, and the successful ones must sell a variety of products based on multiple technologies, in order to support their operations

Because of this situation, the Company has chosen to investigate other opportunities, not only in the application of our new level sensing technology, but also in a range of applications in the industrial sensing business in general. Due to the Company's concentration on the LFC Process no significant work was done on this technology in 2000. It is planned in 2001 for the Company to do limited market research and product development work to explore not only level sensing, but also unique industrial sensing applications as well. Some of the opportunities that will be investigated include: sensing of thermal levels in household appliances, refinery applications of interface level sensing, level sensing in underground gasoline storage tanks, development of long line digital sensors and others. Management believes some of these potential applications could lead to significant revenue opportunities.

Part of the level sensing device is based on a patented chip technology which is the proprietary property of one supplier. This supplier, to management's knowledge, is the sole source of this type of chip. To assure an ongoing supply of these chips and to protect itself from other competitors in the instrument manufacturing industry in the United States, the Company has entered into a distribution and supply contract with this supplier. While we normally seek to reduce our dependence on sole and limited source suppliers, in some cases alternative sources are either limited or unavailable. In cases where the Company depends on limited sources, the complete or partial loss of certain of these sources could have a negative effect on our operations while we attempt to locate and qualify replacement suppliers.

Patents and Proprietary Technology. The Company has filed for a United States patent for the level sensor which is currently pending. There can be no assurance any patents will be issued or if issued to the Company, will not be challenged, invalidated or circumvented, or that the rights granted there under will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company.

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

Automated Assembly Operating Segment

AMS, a wholly-owned subsidiary of the Company, incorporated in the State of California, is a supplier of custom made precision assembly equipment. AMS designs and builds custom, automated assembly systems marketed principally to manufacturers in three principal industries: medical, automotive and high-tech (which includes the electronics and communications industries). These assembly systems integrate multiple manufacturing functions often into a single custom production line built to the customer's specifications and objectives. In a typical job for AMS a customer will approach AMS with a specific objective in mind. AMS will then work with this customer to design, engineer, assemble, test and install a machine that performs to this objective.

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

Major Customers. Revenue from sales of automated assembly equipment accounted for 99% and 80% of the Company's revenues in 2000 and 1999, respectively. As is typical in the automated assembly industry, AMS relies on a limited number of customers for a substantial percentage of its net sales. In 2000 sales revenues derived from three customers represented approximately 72% of total sales. In 1999 sales revenues derived from four customers represented approximately 66% of total sales.

The majority of AMS' sales are attributable to repeat customers, some of which have been customers for many years. AMS believes such repeat business is indicative of its engineering capabilities, the quality of its products and overall customer satisfaction. However, AMS does not have long-term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of sales for the foreseeable future. The loss of, or a significant reduction in, orders by these or other significant customers could adversely impact the Company's results of operations. Furthermore, the concentration of the Company's revenues in a limited number of large customers may cause significant fluctuations in the Company's future annual and quarterly operating results. Due to the small number of annual projects attempted by AMS, a significant performance problem with any one of AMS' projects could have a material adverse effect on AMS. There can be no assurance revenue from customers who accounted for significant revenue in past periods, individually, or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

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

Raw Materials. The primary raw materials used by AMS in assembly systems include such items as stock steel shapes, aluminum extrusions, billet and plate software. These raw material items are converted by AMS into the needed support structures and are custom-machined in house to be incorporated into the automated assembly systems purchased by AMS customers. Raw materials used by AMS are generally standard industry materials, which AMS believes can be provided from multiple sources of supply. AMS believes the most critical machine subsystems such as computers, vision systems, part feeders, conveyors and robots are also common and have multiple sources of supply. Up to approximately 75% of the AMS assembly system components are purchased off the shelf. AMS does not have any long-term contracts with any of its raw material suppliers, and believes there are adequate alternative sources of raw materials and components of sufficient quantity and quality in the event its current suppliers are not available.

Competition. The Company believes competition in the automation assembly industry is fragmented, and that no single competitor dominates the industry. AMS competes with a number of competitors that vary in size and resources most of which are smaller privately held companies or subsidiaries of larger companies, many of which are larger than AMS. AMS believes the majority of these competitors provide custom assembly equipment for smaller projects, and cannot handle the larger custom projects (over $250,000 in price) for which AMS is currently competing. AMS's principal competitors currently include Anatol Automation Inc., Ismeca Europe S.A., Midwest Automation Division of DT Industries and Wright Industries. Many of AMS's competitors have substantially greater financial, marketing and technological resources than AMS.

The automation industry is characterized by rapid technological change, and competitors may develop their automation products more rapidly than AMS. AMS believes competition among automation companies is based primarily on price, the speed and quantity of products produced, timely delivery, product quality, safety, product innovation and assistance in marketing and customer service. The competitive position of AMS will depend in part on AMS's ability to remain current in automation manufacturing and to increase the innovation, speed and reliability of its automated assembly processes. AMS believes that it competes favorably with respect to each of these factors. There can be no assurance AMS will be able to compete successfully.

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

Backlog. Backlog consists of uncompleted portions of engineering and construction contracts with various corporate entities. Backlog of all uncompleted contracts at December 31, 2000, totaled approximately $1.5 million, compared to a backlog as of December 31, 1999, of approximately $1.9 million. Although backlog reflects business, which is considered to be firm, cancellations or scope adjustments may occur. Where appropriate, backlog has been adjusted to reflect known project cancellations, deferrals and revisions in project scope and cost, both upward and downward.

Liability Insurance. The design and sale of AMS' products expose it to possible product liability claims, if the use of such products results in personal injury, death or property damage. AMS maintains product liability insurance in the principal amount of $2 million through April 2001. There can be no assurance such insurance will be adequate in terms and scope to protect AMS against material adverse effects in the event of a successful claim, or that such insurance will be renewed with acceptable terms and conditions.

Employees

As of December 31, 2000, the Company and its subsidiaries employed approximately 54 full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company has not experienced any work stoppages in the last five years and considers its relations with employees to be positive.

ITEM 2. PROPERTIES

The Company leases 5,500 square feet of office space at 1200 Prospect Street, Suite 325, La Jolla, California 92037. The term of the lease expires in December 2005. In addition, the Company leases office space in a suburb of Denver, Colorado, for marketing purposes. The term of this lease expires in July 2001. The Company also maintains an office in Gillette, Wyoming, for engineering and administrative purposes. The term of this lease expires in July 2001. The Company's OCET subsidiary leases 5,080 square feet of laboratory space at 11588-20 and 21 Sorrento Valley Road, San Diego, California 92121 pursuant to a lease which expires in May 2003. AMS leases 20,000 square feet of office and manufacturing space at 2222 Shasta Way, Simi Valley, California 93065, which includes 15,000 square feet of manufacturing space, which is currently being leased on a monthly basis. The Company and AMS believe their current facilities will be adequate for their respective expected needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. On August 23, 2000, the Company filed a lawsuit against Earthco in San Diego County Superior Court. The lawsuit sought damages for breach of an agreement by which the Company acted as a finder for 10% of Earthco's interest in a coal fines briquetting project. In January of 2001 the parties settled the case prior to going to trial. The Company is not party to any other pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the three months ended December 31, 2000, to a vote of the shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is currently traded and prices are quoted on the NASD OTC Bulletin Board under the symbol SGII. The following table sets forth the high and low bid prices for SGI Common Stock during the periods indicated. The prices represent bid quotations and do not include retail mark-ups, mark-downs or fees, nor do they necessarily represent actual trades

	High	Low
1999
First Quarter	$ 0.41	$ 0.13
Second Quarter	0.24	0.08
Third Quarter	0.17	0.11
Fourth Quarter	0.19	0.09
2000
First Quarter	$ 0.60	$ 0.14
Second Quarter	0.44	0.23
Third Quarter	0.42	0.22
Fourth Quarter	0.37	0.14

As of March 12, 2001, the Company had approximately 2,340 stockholders of record, and believes it has beneficial owners in excess of that number.

The Company has not declared any cash dividends on the Common Stock and does not currently intend to pay any cash dividends on the Common Stock in the foreseeable future.

The Company had the following sales of unregistered securities during the three month period ended December 31, 2000.

During the three month period ended December 31, 2000, the Company raised approximately $781,243 through the issuance of 6,514,837 restricted common shares to accredited investors. In addition, the Company granted the holders piggyback registration rights. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates. In connection therewith the Company incurred finders' fees of $18,250 in cash and issued an aggregate of 141,080 shares of restricted common stock valued at $15,980. The Company accrued an additional $7,100 in finders' fees.

In November 2000, the Company granted one warrant to purchase an aggregate of 1,500 common shares, pursuant to an employment offer. The warrant was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. In connection therewith, the Company obtained investment representations and granted the holder piggyback registration rights. The exercise price was equal to or greater than the closing bid price on the grant date and expires on December 31, 2005. The warrant is exercisable one year from the date of grant at $0.195 per share.

During the three month period ended December 31, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $208,500 to one accredited investor. The notes are payable upon 30 days written demand but no sooner than one year following their issuance date. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company, on the due date by issuing 2,610,920 shares of restricted common stock to the holder. The notes were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor.

In November 2000 the Company amended one 12% note payable with a face value of $50,000, payable to an entity controlled by a director of the Company. The principal and interest on the note which was due on November 15, 2000, was amended to be due and payable thirty days after the Company receives written notice of demand for payment. As of December 31, 2000, no demand had been made.

On November 15, 2000, the Company sold one unsecured note payable to an outside director with a principle amount of $35,000 for cash. The note bears interest at 9% per annum and is due on demand upon five days written notice, but no sooner than on December 31, 2000. Both the principal and interest may be paid in cash or by mutual agreement in restricted common stock of the Company. This security was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

During the three month period ended December 31, 2000, two 9% notes payable with an aggregate face value of $84,000 and accrued interest of $3,790 became due and payable. The Company, pursuant to the terms of these notes, paid both the principal and accrued interest thereon by issuing to the holder of those notes 977,068 shares of restricted common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor and legends were placed on the certificates.

During the three month period ended December 31, 2000, the Company as provided in their related consulting agreements issued approximately 105,000 restricted common shares to consultants for services rendered, valued at $17,500. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

On December 10, 2000, as a condition for obtaining a $100,000 line of credit for AMS with a bank, an entity controlled by an outside director guaranteed the payment of the line of credit which expires on December 31, 2001. In return for this guarantee the Company accrued a $10,000 liability payable by issuing to this entity 50,000 shares of restricted common stock of the Company. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and a legend was placed on the certificate.

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

Results of Operations

Year ended December 31, 2000, compared to Year ended December 31, 1999.

Net Loss per Common Share. Basic net loss per common share increased $0.01 per share over the prior year after taking into account a $1,130,000 or $0.03 per share, gain on extinguishment of debt in 1999. The amortization of approximately $523,000 of the imputed beneficial conversion feature associated with the issuance of various convertible debt, along with approximately $850,000 in carrying costs associated with maintaining the idle ENCOAL LFC plant contributed to the current year net loss applicable to common of approximately $7,087,000. The increase in the basic net loss per share for the current year was partially offset by an increase in the weighted average number of common shares outstanding.

Revenues and Gross Margin. Revenues on a consolidated basis increased 34% over fiscal 1999. Revenues and cost of sales for the current year are primarily attributable to AMS and are recorded using the percentage of completion method.

Sales and gross margin at AMS increased 67%, and 7% from the prior year, respectively. Revenues at AMS totaled approximately $5,161,000 essentially equaling the best sales effort ever since it became a subsidiary of SGI in 1995.

The Company attributes the increase in revenues and improved gross margins primarily to strong sales to the medical and automotive industries which accounted for the majority of total sales. AMS' sales were mainly concentrated in three customers who made up approximately 72% of sales. Based on backlog and current order activity the Company anticipates that sales for the first quarter of 2001 will be flat or below year 2000 levels. AMS tries to maintain a steady growth in revenues by marketing to at least three different industries, specifically, medical, automotive and high-tech. However, it cannot guarantee securing sufficient contracts from these industries to maintain its growth. Consequently, AMS may experience significant fluctuations in its future annual and quarterly operating results.

Gross margin as a percentage of sales for the automated assembly segment returned to normal levels averaging 24% in the current year compared to 17% over the 1999 fiscal year, a 7% increase. Gross margins may vary in a given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines. The margins in the automated assembly segment increased during the current year reflecting improved efficiencies related to the higher utilization of manufacturing resources and improved margins on new business.

During 1999 the Company's LFC segment received net revenues of $750,000 from its services agreement with LFC Tech. The Company did not receive any additional revenues from this services agreement in 2000, thereby offsetting the increase in revenues from AMS. In January of 2001 the parties terminated this agreement.

Loss on Investment in LFC Investees. The Company's share of the losses for its LFC joint ventures (TEK-KOL and LFC Tech) for year 2000, increased over the same prior year period. The increase is primarily attributable to the amortization of patents which LFC Tech acquired in late 1999. LFC Tech during 2000 incurred very little in the way of direct operating expenses as the members agreed to perform certain services for the joint venture at their own expense, without pass through to LFC Tech.

On December 9, 1999, the Company acquired AEI's 50% interest in the TEK-KOL partnership, along with various other assets, resulting in the Company owning 100% of TEK-KOL. See Note 11 "Asset Acquisition" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB. No significant expenses were incurred by the TEK-KOL partnership during 2000 as active operations of this entity terminated in 1998. Furthermore, no other material expenses related to this partnership are anticipated in the future as it is pending termination.

Research and Development Expenses. Engineering, research and development expenses for the year 2000 increased 28%. The increase for the current year is essentially attributable to an increase in expenses related to the development of the LFC Process technology. More specifically, the increase in expenses are primarily related to the design of the CDL processing unit and engineering associated with planned improvements at the ENCOAL Demonstration plant. Expenses for the research and development of the OCET Process technology declined approximately $392,000 or 48% over the prior year as the Company shifted its laboratory resources and personnel towards increasing the value of CDL produced from the LFC Process.

In addition, during 2000, the Company capitalized certain costs related to the design and construction of R&D equipment which would be used at SGITC to evaluate among other things CDL produced from various types of coal, as well as ways to enhance the value of CDL processing and its by-products. In the fourth quarter of 2000, the Company determined that there was a more cost effective and efficient alternative to building this piece of equipment and discontinued work on the project. Accordingly, capitalized costs aggregating almost $593,000, which included approximately $483,000 of internal costs, were expensed in the fourth quarter to research and development expenses.

The Company anticipates that it will continue to concentrate its resources on the LFC Process, increasing the value of CDL and reducing the cost of equipment associated with producing the current slate of CDL derived products into 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year increased 26% over the 1999 fiscal year. The increase is primarily attributable to the carrying costs associated with maintaining the ENCOAL LFC plant in idle condition, which the Company acquired in late 1999. These costs, which are estimated at $100,000 per month, are expected to continue until the Company concludes a sale or lease of the facility more fully described in Note 9 "ENCOAL Demonstration Plant" of the Notes to Consolidated Financial Statements included in item 7 of Part II of this Form 10-KSB. Selling, general and administrative expenses for AMS, for the year increased 19% or $149,000 over the 1999 fiscal year. This increase is primarily attributable to higher sales commissions and bonuses resulting from the significant increase in sales revenues over the 1999 fiscal year.

Legal and Accounting Expenses. Legal and accounting expenses for 2000, decreased 31% over the prior year period. The decrease is related primarily to a reduction in legal and accounting salaries and the settlement of various lawsuits to which the Company was a party.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the current year decreased 16% over the 1999 fiscal year. This decrease is primarily attributable to a non-recurring amortization charge of $80,000 which occurred in 1999 and a significant portion of OCET Corporation's fixed assets becoming fully depreciated. Partially offsetting this decrease is the Company's acquisition of various LFC related assets from AEI late in 1999. AMS' depreciation and amortization expense for the current year remained relatively unchanged over the same prior year period.

Interest Expense. Interest expense for 2000 increased 113% over the 1999 fiscal year. The increase is due to the addition of approximately $2.0 million in long-term debt associated with the purchase of the ENCOAL LFC plant and various LFC assets in late 1999 and a non-cash interest charge of approximately $523,000 related to the amortization of the imputed beneficial conversion feature of various convertible notes payable, primarily issued during the last half of 2000.

Gain on Disposition of Assets. The Company had no significant disposition of assets in the current year. The net gain on disposition of assets of $268,963, recorded in 1999 is related to the transfer of the LFC Process rights to LFC Tech. (See Note 4 "LFC Process Related Assets" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.)

Other Non-Operating Income. Other non-operating income for the year, decreased 51% over the 1999 fiscal year. This decrease was due primarily to the settlement of a lawsuit the Company had pending in Superior Court in 1999.

Extraordinary Gain on Extinguishment of Debt. The Company had no extraordinary items in 2000. In 1999 the extraordinary gain on extinguishment of debt is related to the assumption of a $1,130,000 liability to Mitsubishi Heavy Industries ("MHI") which the Company assumed with its acquisition of various assets from AEI. This liability was subsequently forgiven by MHI in accordance with the restructured LFC Tech joint venture agreements with MLFC. (See Notes 4 and 11 to the Notes to the Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB). The Company recorded the extraordinary gain on its consolidated statement of operations on a gross basis as no tax liability was incurred due to sufficient state and federal loss carryforwards.

Liquidity and Capital Resources

As of December 31, 2000, the Company had assets totaling $6.4 million, including restricted cash of $0.2 million, and a working capital deficiency of $7.3 million. Current maturities of approximately $4.2 million of long-term debt, along with current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at December 31, 2000. This is compared to assets of $6.7 million and a $1.8 million working capital deficiency as of December 31, 1999. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of December 31, 2000.

Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of equity securities in the future or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. In the event that the Company is unable to finance operations at the current level, various administrative activities would be curtailed and certain research and development efforts would be reduced. The Company will not be able to sustain operations if it is unsuccessful in securing sufficient financing and/or generating revenues from operations.

The Company had long-term liquidity deficiencies at December 31, 2000. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time, if ever, as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking additional funds through the financing, sale and operation of the ENCOAL Demonstration plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The use of cash in operating activities of approximately $4.3 million and $2.6 million for the years ended December 31, 2000, and 1999, respectively, are primarily related to the Company's general operating expenses and R&D activities. The increase of approximately 66% or $1.7 million is, in the current year, essentially due to engineering and other general costs associated with the ENCOAL Demonstration plant.

Cash used in operating activities for the year ended December 31, 2000, increased 66% over 1999. The Company's activities associated with the holding costs of the ENCOAL Demonstration plant are the primary reason for this increase. In December of 1999 the Company acquired various LFC related assets and originally estimated that it would take six months in which to secure an investor/financier for planned improvements of the ENCOAL Demonstration plant. Accordingly, in 2000 we expected to incur approximately $350,000 in expenses associated with maintaining the ENCOAL Demonstration plant in idle condition. As of December 31, 2000, the Company had incurred approximately $850,000 of expenses and anticipates incurring an additional $100,000 of expenses each month until it concludes a sale or lease of the facility as described below.

The Company's investing activities amounted to a use of cash of approximately $155,000 and a source of cash of approximately $640,000 for the years ended December 31, 2000, and 1999, respectively. The use of cash in the current year is primarily related to the acquisition of machinery and equipment at AMS and the construction of equipment for the ENCOAL Demonstration plant. The source of cash for 1999 is primarily related to the proceeds on transfer of the LFC technology rights to LFC Tech (See Note 4 "LFC Process Related Assets" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB), which was partially offset by increased acquisitions of LFC Process related equipment.

In January of 1999 the Company and MLFC a wholly-owned subsidiary of Mitsubishi Corporation formed LFC Technologies, LLC ("LFC Tech"). Accordingly, the Company may be required from time to time to make capital contributions to LFC Tech. The Company is required to contribute one-half of any such required capital contributions. In accordance with the Amended Services Agreement between the Company and LFC Tech, the Company received approximately $750,000 of net revenues through the year ended December 31, 1999. This agreement was amended subsequent to October 1999, and the Company did not receive any additional revenues pursuant thereto in 2000. In January 2001, by mutual agreement, the parties terminated the Services Agreement. The Company does not anticipate that any significant contributions to LFC Tech will be required in 2001.

In 2001 the Company is projecting no significant capital expenditures for equipment at OCET and that AMS will continue with its approximately $300,000 capital improvements project which it started in 2000. In accordance with this plan AMS invested approximately $100,000 in 2000 to improve manufacturing capabilities and efficiencies. Further, the Company, through collaboration with another larger and better capitalized company, intends to obtain financing estimated at $13.7 million for the ENCOAL Demonstration plant. The financing is for capital improvements and start-up expenditures which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the improvements which the Company intends to make to the ENCOAL Demonstration plant the Company as of December 31, 2000, does not have any material requirements or commitments for capital expenditures. The amount of cash used for investing activities in a given period are directly related to development requirements and cash availability.

The Company's net financing activities raised approximately $4.6 million and $2.0 million for the years ended December 31, 2000, and 1999. These funds were raised primarily through the private placement of debt and equity securities for both years. See Note 5 "Debt" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB for the maturity dates and amounts of the various notes payable outstanding, as of December 31, 2000. Offsetting the $4.6 million of cash raised during the year was the pay-off and termination of the Company's $400,000 line-of-credit which was collateralized by a $402,500 certificate of deposit that matured in May 2000. In 2000, the Company incurred in the aggregate approximately $746,000 in charges related to its financing activities. This amount consists of non-cash charges of approximately $523,000 for the amortization of the beneficial conversion feature related to certain convertible notes payable; $135,000 in non-cash charges and $88,000 in cash charges for costs associated with private placement services.

During the fourth quarter of 2000 the Company was successful in obtaining a new line-of-credit to provide short term working capital to AMS. The line allows maximum borrowings of $100,000 and bears interest at prime plus 1%. At December 31, 2000, AMS had no borrowings under this line of credit. The agreement expires November 5, 2001.

As stated earlier the Company intends to obtain financing primarily related to improvements for the ENCOAL Demonstration plant estimated at $13.7 million. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code Section 29 tax credits will be required. Due to the tax laws surrounding the realization of these tax credits the financing of the ENCOAL Demonstration plant's improvements will require that the Company sell or lease the plant directly to the financier in order facilitate the transaction. Following any such transaction the Company expects it will continue to be involved with various aspects of the project, including the supervision of the improvements. In this case the Company will most likely not be required to make any expenditures for the improvements discussed earlier or assume the repayment of the financing associated with the improvements. There is no assurance that the Company will be able to obtain this financing, or if available, that its terms will be acceptable.

In 1999 the Company had notes payable and associated accrued interest aggregating $4.2 million required to be paid prior to October 31, 1999. In October 1999, the Company satisfied these liabilities through its 99D exchange offering. This exchange offering extended the due date of these liabilities two years to September 30, 2001, primarily in exchange for convertible debt and equity securities. In addition, the Company, by agreement, modified the due dates on $500,000 of short-term notes payable plus associated interest due September 27, 1999, to be payable upon demand, which had not been made as of December 31, 2000. (See Note 5 "Debt" to the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB.)

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board, during the year ended December 31, 2000, has issued certain pronouncements that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make based on its current operations.

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

Historical Losses; Probable Future Losses. We have had a net loss in every year since we were incorporated in 1980. As of December 31, 2000, we had an accumulated deficit of approximately $67.3 million and a working capital deficiency of approximately $7.3 million. Our operations may result in substantial and continuing losses in the future. We have only generated limited revenue from our principal business which is the LFC Process. Almost all of our recent revenues have been provided by AMS, our principal subsidiary. AMS provided 99% and 80% of our gross revenues in each of the years ended December 31, 2000, and 1999, respectively. To achieve profitability, we must, among other things, successfully complete development of and license the LFC Process to third parties who will operate a commercial scale LFC Process plant. Accordingly, we cannot assure you that we will be able to achieve profitability at all or on a sustained basis.

Substantial Debt. We have substantial debt and debt service obligations. As of December 31, 2000, we had approximately $4.2 million of long-term debt, and another $5.5 million of current obligations due in 2001. Of the total debt and current obligations due in 2001 approximately $4.6 million may be converted into equity. Other than this equity conversion, we have no procedures in place to retire any of the debt prior to the due date. Absent conversions into equity, unless we receive substantial additional financing or can extend or convert the debt, based on current operations, we may not be able to pay the principal or interest payments on our debt. If we can't pay or refinance our debts, we may be unable to continue in business. We cannot assure you that we will receive enough funding to pay our debts, or that we will be able to refinance or convert our debts before or when they become due.

Substantial Capital Requirements. We must raise substantial additional financing to market the LFC Process and OCET Process, to conduct research and development and to pay our debt obligations. During the next year, we must pay our current obligations as noted previously. We do not currently have the funds available to pay these obligations. Based on past operations and funding activities, we typically have on average one to two months worth of operating capital available. We intend to raise the funds necessary for these expenses through the sale of the ENCOAL Plant, selling equity or debt securities. We have no commitments for any additional financing and we cannot assure you any additional financing will be available on acceptable terms. If additional financing is not available, we may be required to reduce or suspend operations, seek to sell our assets or sell securities on unfavorable terms. Our $200,000 bank loan is secured by collateral and our $100,000 bank line-of-credit is guaranteed by an entity controlled by an outside director. We are uncertain whether we can obtain additional bank financing in the near term. Our future financing requirements will be affected by numerous factors including, but not limited to, the sale of the ENCOAL Demonstration Plant, research and development results, and competing technologies.

Amended and Restated Acquisition Agreement. On December 9, 1999, the Company and AEI Resources executed an agreement pursuant to which the Company purchased free and clear of any liens and obligations, all of AEI and its subsidiaries' interests in the TEK-KOL Partnership and the LFC Technology. See Note 11 "Asset Acquisition" of the Notes to Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB. The Company also purchased the ENCOAL Corporation as well as NuCoal Company LLC, which owns engineering plans for a commercial size LFC plant. The Acquisition Agreement provided that the Company had several obligations that it was required to fulfill by the end of the first quarter of 2000. The requirement to fulfill those obligations has been extended to April 30, 2001. If the Company fails to fulfill these obligations then AEI has the right to foreclose and take back the ENCOAL Corporation stock, and the NuCoal membership interests. While the Company has fulfilled a number of the conditions imposed on it in the Acquisition Agreement there is no certainty that it will be able to fulfill the other obligations, and in particular the obligation to find an investor to take over AEI's obligations to Triton Coal Company, a subsidiary of Vulcan, relative to the plant. In the event that the Company cannot fulfill these obligations or obtain an extension of the deadline, if required, to fulfill these obligations, it could have a material adverse affect on our business. The failure to restart the ENCOAL plant could materially adversely impact the Company's marketing and licensing efforts for the LFC Process.

The ENCOAL Demonstration Plant. In the event that the Company does find an investor for the ENCOAL Demonstration plant, then it intends to make a number of improvements to the plant. There is no certainty that those improvements will be made timely, on budget, or that they will function as expected. Should an investor be secured, the investor is likely to require the Company to bear a significant amount of risk as to cost overruns relative to the construction of the improvements. The failure of that third party investor and owner of the ENCOAL Demonstration Plant to implement all improvements proposed to it and based thereon demonstrate the LFC technology on a commercial basis could have a material adverse affect on the Company. Since the upgraded coal and liquid products of the Plant are being sold on either a typical specification or on a limit specification basis the failure of the Plant to produce products meeting these specifications could result in the termination of these agreements. This could in turn result in significant liabilities being imposed on the Company.

LFC Process or OCET Process Plants and Products. While we believe a market will develop in the United States and abroad for LFC Process and OCET Process plants, we are still in the process of developing these markets. We must establish and develop a market for the LFC Process plants among potential customers such as electric utility companies, industrial coal users, specialty chemical users and chemical feedstock processing companies and for the OCET Process among petroleum refineries, oil companies and others. Further, potential customers of our products may be able to choose among alternative products. We can not assure you that the OCET Process will ever be successfully implemented on a commercial basis or gain acceptance by its potential customers. While the Company believes there is a large market for the LFC Process's PDF there will need to be testing of the PDF by potential customers as a precondition to selling them significant quantities of PDF. If the ENCOAL Plant is not restarted so that PDF can be sold to these potential customers for testing then there could be a material adverse affect on the Company. There is a market for many of the liquid products produced by the LFC Process, but some of those markets may consist of only a few customers or the market's requirements may be limited. Certain other LFC liquid products such as waxes have extremely large market demand, but it is necessary to demonstrate that the ENCOAL Demonstration Plant can produce, to customer specifications, these waxes and other LFC liquid products on a commercial basis. Our previous joint venture partner (Zeigler Coal Holding Company) successfully operated the ENCOAL Demonstration Plant. Even assuming the ENCOAL Demonstration Plant successfully restarts and demonstrates on a commercial basis the LFC Process the market viability of the LFC Process won't be known until we complete construction of one or more commercial-scale production facilities, either in the United States or internationally, that successfully scales up the results of that demonstration and produces, on a consistent basis, commercial quantities of LFC Process products which meet certain minimum quality specifications. We cannot assure you that a commercial-scale facility using either the LFC Process or OCET Process will ever be built or if built will be successful.

Demonstration Plant Operations Discontinued. The ENCOAL Demonstration Plant was built to demonstrate the LFC Process, and has produced and shipped both PDF and CDL. ENCOAL discontinued the operations of the Demonstration Plant in the fourth quarter of 1997 and without financial assistance from a third party, the plant is unlikely to resume operations. We are actively pursuing a potential third party to invest the needed capital to resume operations at the ENCOAL Demonstration Plant and have been involved in discussions with that party. However until final definitive agreements are executed we cannot give you any assurance as to when or if the ENCOAL Demonstration Plant will ever resume operations. If the Company is unsuccessful in its efforts to make improvements and resume operations at the ENCOAL Demonstration Plant it may have a material adverse impact on our ability to market and license the LFC Process and therefore on our business and operations.

Ability to Take Advantage of Net Operating Losses Could Be Limited. Pursuant to Section 382 of the Internal Revenue Code of 1986, the use of prior net operating losses is limited after an ''ownership change''. The limitation, if applicable, may be equal to some or all of our net operating losses on the date of the ownership change. Additional issuances of equity interests by us, including the issuance of shares of common stock upon the conversion of our 12% convertible debentures or on the exercise of outstanding warrants or options to purchase our common stock may result in an ownership change as defined by Section 382. In the event we achieve profitable operations, any significant limitation on the use of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash resources.

Licenses for LFC Process; No Licenses for OCET Process. There can be no assurance we will successfully market, license or sell either the LFC Process or the OCET Process. We will be dependent upon third parties to finance the construction, development and operation of plants using the LFC Process and the OCET Process. We do not have any license agreements for the use of the OCET Process as the OCET Process is in the development stage.

Dependence on Third Parties. We do not presently have adequate capital, resources or personnel to finance, design, engineer, and construct an LFC Process or OCET Process production plant. Therefore, we will be dependent on entering into licensing and other agreements with third parties to provide such financial participation and services for both the LFC Process and OCET Process. If we are not successful in our attempts to license the LFC Process and/or the OCET Process it will have a material adverse impact on our business and operations.

We have established relationships with third parties to develop and exploit the LFC and OCET Process technologies and further develop markets for the processes and their products. Our success in that development will depend upon our ability to maintain existing strategic relationships and develop and maintain additional relationships. We are and will continue to be dependent upon these strategic relationships to, among other things, fund operations and to provide necessary technical, operational, personnel and other resources. A decline in the financial prospects or business interests of any of these third parties could adversely affect such party's commitment to a joint venture or project, which could have a material adverse affect on the Company. Moreover, joint ventures or similar arrangements require us to have financial and other resources to meet our commitments to the joint ventures or projects. We cannot assure you that we will be able to maintain existing strategic relationships, develop or maintain additional strategic relationships, meet our commitments with respect to our joint ventures or projects or that existing or future third parties, with whom we have a strategic relationship, will meet their commitments to any respective joint venture or project.

General Project Development is Uncertain. The process of developing, permitting, financing and constructing LFC Process or OCET Process production facilities is complex, lengthy and costly and subject to numerous risks, uncertainties and factors beyond our control, including cost overruns, delays, property damage and technical delays. We believe that a three module commercial LFC plant would require approximately $450 million or more, several years of construction and expertise in major plant development and operations to develop, construct and operate. We cannot assure you we will enter into any agreement with any third parties for financing and construction or even if such agreements are entered into that they will be successful or profitable. Additionally, only a small percentage, if any, of the projects that we evaluate and pursue may ultimately result in operating projects. As a result, we may not be able to recover any expenses that we incur in the evaluation and development of certain projects.

Dilutive Effects of Outstanding Securities. We have a substantial number of options, warrants and other convertible securities, which are outstanding. The exercise of the options and warrants or the conversion of a significant number of the convertible securities could result in substantial additional dilution to our existing shareholders. As long as such options, warrants or convertible securities are outstanding, our ability to obtain equity capital on favorable terms may be adversely affected. Several of our outstanding series of convertible preferred stock are convertible into a variable number of shares of common stock pursuant to a formula which results in the holders receiving more shares of common stock the lower the trading price of our common stock.

Conversion of some of our preferred stock and the resale of the common stock could result in a lower market price for our securities. Such conversions could also result in other holders of our convertible securities receiving more shares of common stock resulting in even greater potential dilution.

Liquidity of Trading Market; Penny Stock. Shares of the Company's common stock are quoted on the OTC Bulletin Board system. This over-the-counter market on an electronic bulletin board generally supports quotations for securities of companies that do not meet the NASDAQ Small Cap Market listing requirements. As a result, investors may find it more difficult to dispose of, or to obtain accurate price quotations of, our common stock than they would if our common stock were quoted on the NASDAQ Small Cap Market. In addition, quotation on the OTC Bulletin Board depends on the willingness of broker-dealers to make a market in our common stock. We cannot assure you that our common stock will continue to be so quoted or that there will continue to be a market for buying and selling our common stock. Our common stock is also subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Such rules may discourage the ability or willingness of broker-dealers to sell and/or make a market in our common stock.

Competition and Technology Obsolescence. The principal market for our PDF is the energy industry, which is intensely competitive. Many utility companies, coal companies and other companies are engaged in research to clean or convert coal into a less polluting and more efficient fuel. Many of our competitors have substantially greater financial, technical and human resources than us and may be better equipped to develop, test and license coal related technologies. In addition, some of these companies have extensive experience in operating coal plants. These companies may develop and introduce coal related technologies competitive with or superior to our LFC Process prior to any market acceptance for the LFC Process or other technologies developed by the Company or by our affiliates.

We expect that LFC Process product competition will be based, among other things, on how economically, if at all, the PDF and liquid products can be produced, their quality, transportation costs, competitive pricing of comparable products, government incentive programs, comparison to energy generating alternatives, and the strength and duration of any patents on the LFC Process or other potential technologies.

The automation assembly industry within which AMS competes is also highly competitive. Competition is based primarily on price, the speed and quantity of products produced, timely delivery, product quality, safety, product innovation and assistance in marketing and customer service. AMS competes with numerous other companies in the automation assembly business. Many of AMS's competitors are substantially larger and more diversified, and have substantially greater financial and marketing resources than AMS. We cannot assure you that AMS will be able to compete successfully.

Patents and Intellectual Property. Patents, trade secrets, customer relationships and other proprietary rights are very important to our success and competitive position. We have patents in the U.S. related to the LFC Process and OCET Process. We also have foreign counterparts for certain of these patents related to both the LFC Process and OCET Process. We cannot assure you that any of the patents issued, will provide meaningful protection or not be challenged or invalidated. Any patents obtained will be for a limited time, generally not exceeding 17 years from the date of issuance or 20 years from the date of filing.

We seek to protect our patents and other proprietary rights, but our actions may be inadequate. Further, we may fail to prevent others from claiming that we have infringed on their patents and other proprietary rights. Any claims, with or without merit, made against us related to our patents and proprietary technology would subject us to costly litigation and the diversion of our technical and management personnel and could have a material adverse impact on our business, financial condition and results of operations.

Electric Utility Regulatory Changes. The domestic electric utility industry is in the early stages of deregulation. The National Energy Policy Act of 1992 exempts a new class of facilities from certain federal utility regulation and liberalizes access for non-utility generators. This legislation also initiated competition in the wholesale electric market. In addition, many states are considering the elimination of many of the regulations that currently limit the ability of parties to sell within specific geographic boundaries. We believe these regulatory changes will result in utilities and other power generators striving to reduce costs. We also believe these changes will result in increased competition in the electric wholesale and retail markets and increase pressures on all suppliers to electric utilities to reduce costs. These factors may make it more difficult to obtain the pricing needed to sell PDF into the United States utility market.

Dependence Upon Key Personnel. Our success in developing the LFC Process, the OCET Process and additional marketable products and processes and achieving a competitive position is dependent in large part on our ability to retain qualified scientific and management personnel. We cannot assure you that we can retain such personnel. If we lost any of these individuals, it could have a material adverse impact on the business and operations of the Company. Our potential growth and expansion into areas requiring additional expertise, such as expanded programs for the LFC Process and OCET Process requires additional research, testing, engineering and marketing personnel, which could place increased demands on our human resources. If we expand and cannot attract and retain personnel with appropriate expertise it could have a material adverse effect on our prospects for success. We also partially rely on consultants and advisors to assist us with marketing, management, and research and development strategies. Our consultants and advisors are self-employed or are employees of other companies, and may have commitments to, or consulting or advisory contracts with, more than one other entity that may affect their ability to contribute to our projects.

AMS's success will depend, in large part, on its ability to retain qualified project management, qualified engineers and management personnel. We cannot assure you we will be able to retain such personnel. The loss of any of these individuals could have a material adverse impact on AMS's business.

Environmental and Other Government Laws and Regulations. Potential LFC Process and OCET Process plants and the operations of AMS are now and will likely in the future be subject to federal, state and local environmental and other laws and regulations. These laws and regulations include the Clean Air Act and various regulatory provisions of the United States Department of Energy, the Environmental Protection Agency and the Internal Revenue Service, as well as the laws and regulations of other countries and international treaties. Future new tax policies could also negatively impact our prospects if the government encouraged production of other than coal for fuel sources.

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

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Report of Independent Public Accountants.....................................................34

Consolidated Balance Sheet - December 31, 2000.........................................35

Consolidated Statements of Operations for the years ended
December 31, 2000, and 1999. ....................................................................36

Consolidated Statements of Stockholders' Deficiency for the
years ended December 31, 2000, and 1999. ................................................ 37

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, and 1999    .. ...............................................................38-39

Notes to Consolidated Financial Statements...................................................40-68

Report of Independent Public Accountants

To the Stockholders
SGI International

We have audited the accompanying consolidated balance sheet of SGI International and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGI International and Subsidiaries at December 31, 2000, and their results of operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and it had a net capital deficiency as of December 31, 2000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J. H. COHN LLP

/s/ J. H. Cohn LLP

San Diego, California
April 10, 2001

SGI International and Subsidiaries
Consolidated Balance Sheet

December 31,	2000
ASSETS
Current assets:
Cash	$ 410,352
Restricted cash deposit	200,000
Trade accounts receivable, less allowance for doubtful accounts of $47,989	1,048,996
Inventories	414,268
Costs and estimated earnings in excess of billings on contracts	212,742
Prepaid expenses and other current assets	78,826
Total current assets	2,365,184

LFC Royalty rights, net	628,500
LFC Process equipment, net	230,225
Investment in LFC Investees	225,608
LFC cogeneration project, net	105,284
LFC related notes receivable, net	150,000
Other LFC assets, net	26,337
Property, plant and equipment, net of accumulated depreciation and amortization of $1,363,452	2,415,823
Goodwill, net of accumulated amortization of $240,585	239,659
Interest receivable on notes from stockholders	37,680
$ 6,424,300

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 1,006,575
Notes payable	1,673,738
Accrued salaries, benefits and related taxes	1,271,155
Billings in excess of costs and estimated earnings on contracts	976,867
Interest payable	298,893
Other accrued expenses	284,470
Current maturities of long-term debt	4,170,386
Total current liabilities	9,682,084

Long-term debt, less current maturities	2,259,204
Total liabilities	11,941,288

COMMITMENTS AND CONTINGENCIES

Minority interest	454,997

Stockholders' deficiency:
Convertible preferred stock, $.01 par value; 20,000,000 shares authorized, 60,518 shares issued and outstanding	605
Common stock, no par value; 125,000,000 shares authorized, 77,049,377 shares issued and outstanding	53,885,499
Paid-in capital	7,929,297
Accumulated deficit	(67,316,386)
Notes receivable from stockholders	(471,000)
Total stockholders' deficiency	(5,971,985)
$ 6,424,300

See notes to consolidated financial statements.

SGI International and Subsidiaries
Consolidated Statements of Operations

Years ended December 31,	2000	1999
REVENUES:
Contract revenues	$ 5,166,349	$ 3,106,439
Service fees	-	750,000
Total revenues	5,166,349	3,856,439

EXPENSES:
Cost of sales	3,915,252	2,574,983
Research and development	2,117,239	1,651,319
Loss (gain) on LFC Investees	41,205	(1,063)
Selling, general and administrative	3,670,821	2,916,801
Legal and accounting	390,481	563,169
Depreciation and amortization	847,334	1,009,396
Total expenses	10,982,332	8,714,605
Loss from operations	(5,815,983)	(4,858,166)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(1,368,469)	(642,054)
Gain on disposition of assets	-	268,963
Other income	81,174	166,451
Loss before minority interest and extraordinary item	(7,103,278)	(5,064,806)

Minority interest in loss of consolidated subsidiary	16,003	-
Net loss before extraordinary item	(7,087,275)	(5,064,806)

Extraordinary item-gain on extinguishment of debt	-	1,130,000
Net loss	$ (7,087,275)	$ (3,934,806)

PER COMMON SHARE INFORMATION:
Loss before extraordinary item	$ (0.11)	$ (0.13)
Extraordinary item	$ -	$ 0.03
Loss per common share basic	$ (0.11)	$ (0.10)

Weighted average shares outstanding	65,037,327	39,057,417

See notes to consolidated financial statements.

SGI International and Subsidiaries
Consolidated Statements of Stockholders' Deficiency

	Convertible Preferred Stock							Total stockholders' deficiency
			Common Stock		Paid-in Capital	Accumulated Deficit	Notes Receivable
	Shares	Amount	Shares	Amount

Balances at December 31, 1998	64,044	$ 641	21,568,344	$ 45,688,545	$ 8,258,140	$ (56,330,653)	$ -	$ (2,383,327)
Issuance of common stock for services and operating activities	-	-	271,208	39,075	-	-	-	39,075
Issuance of common stock for cash, net	-	-	11,919,019	1,179,518	-	-	-	1,179,518
Issuance of common stock for notes payable and interest	-	-	1,606,686	163,940	-	-	-	163,940
Issuance of common stock for 12% convertible debentures	-	-	286,762	68,107	-	-	-	68,107
Issuance of common stock for mandatorily redeemable preferred stock and adjustment for accretion	-	-	15,072,730	1,413,000	-	36,348	-	1,449,348
Issuance of convertible preferred stock for future interest	171	1	-	-	18,004	-	-	18,005
Conversion of preferred stock	(3,674)	(37)	3,328,544	1,338,438	(1,338,401)	-	-	-
Issuance of warrants to purchase common stock to non-employees	-	-	-	-	44,577	-	-	44,577
Interest expense related to issuance of warrants	-	-	-	-	21,107	-	-	21,107
Amended warrants for future interest	-	-	-	-	18,452	-	-	18,452
Net loss	-	-	-	-	-	(3,934,806)	-	(3,934,806)
Notes receivable from stockholders	-	-	-	-	-	-	(471,000)	(471,000)
Balances at December 31, 1999	60,541	605	54,053,293	49,890,623	7,021,879	(60,229,111)	(471,000)	(3,787,004)
Issuance of common stock for services			1,123,349	202,061	(134,636)			67,425
Issuance of common stock for cash, net			18,939,472	3,262,665	(88,248)			3,174,417
Exercise of warrants to purchase common stock for cash			23,000	2,875				2,875
Issuance of common stock for notes payable and interest			2,597,877	488,962				488,962
Conversion of preferred stock	(23)	-	312,386	38,313	(38,313)			-
Imputed beneficial conversion feature related to convertible debt					1,157,203			1,157,203
Issuance of warrants to purchase common stock to non-employees					11,412			11,412
Net loss						(7,087,275)		(7,087,275)
Balances at December 31, 2000	60,518	$ 605	77,049,377	$ 53,885,499	$ 7,929,297	$ (67,316,386)	$ (471,000)	$ (5,971,985)

See notes to consolidated financial statements.

SGI International and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31,	2000	1999
Operating activities:
Net loss	$ (7,087,275)	$ (3,934,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	847,334	1,009,396
Gain on extinguishment of debt	-	(1,130,000)
Gain on disposition of patents	-	(268,963)
Common stock issued for services	67,425	39,075
Non-employee compensation expense on issuance of warrants	11,412	44,577
Imputed interest on warrants issued to note holders	-	39,559
Amortization of beneficial conversion feature on debt	523,473	-
Accrued long-term interest expense	179,204	-
Accrued interest income	(37,680)	-
Minority interest in loss of consolidated subsidiary	(16,003)	-
Equity in net loss (gain) of LFC Investees	41,205	(1,063)
Changes in operating assets and liabilities:

Restricted cash	202,500	-
Trade accounts receivable	(500,278)	(255,734)
Inventories	(552)	482
Prepaid expenses and other current assets	23,798	(1,336)
Accounts payable	225,660	608,150
Accrued salaries, benefits and related taxes	500,988	630,681
Billings in excess of costs and estimated earnings on contracts	476,460	343,996

Interest payable	135,658	74,929
Other accrued expenses	95,940	204,982
Net cash used in operating activities	(4,310,731)	(2,596,075)

Investing activities:
Purchase of property and equipment	(153,533)	(19,899)
Additions to LFC Process equipment	-	(101,988)
Cash received in purchase of AEI assets	-	40,697
Cash paid in purchase of AEI assets	-	(20,000)
Net proceeds from disposition of LFC related assets	-	750,000
Other assets	(1,482)	(9,247)
Net cash (used in) provided by investing activities	$ (155,015)	$ 639,563

SGI International and Subsidiaries
Consolidated Statements of Cash Flows (concluded)

Years ended December 31,	2000	1999
Financing activities:
Proceeds from issuance of notes payable	$ 1,827,540	$ 825,000
Payments of notes payable	(7,125)	(9,500)
Payments on line of credit	(400,000)	-
Proceeds from issuance of common stock, net	3,177,292	1,179,518
Net cash provided by financing activities	4,597,707	1,995,018
Net increase in cash	131,961	38,506

Cash at beginning of the year	278,391	239,885
Cash at end of the year	$ 410,352	$ 278,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 506,839	$ 522,913
Supplemental disclosure of non-cash activities:
Common stock issued for mandatorily redeemable preferred stock and adjustment of accretion	-	1,449,348
Restructuring of convertible debentures and notes payable to long-term	-	4,129,898
Common stock issued for 12% convertible debentures	-	68,107
Convertible preferred stock issued for future interest	-	18,005
Common stock issued for finders' services	134,636	_
Common stock issued for notes payable and interest	488,962	163,940
Conversion of preferred stock	38,313	1,338,438
Notes receivable from stockholders for minority interest	-	471,000
Imputed beneficial conversion feature related to convertible debt	1,157,203	-
Notes payable issued for current obligation	68,225	-
Interest payable converted to debt	-	40,488
Purchase of AEI assets with debt and assumption of liabilities	-	3,198,327
Transfer of assets to investment in LFC Investees	-	266,813
Note payable issued for accrued liabilities	-	231,408

See notes to consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Business, Organization and Principles of Consolidation

Business. SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its corporate office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which includes the Liquids From Coal ("LFC") Process and the Opti-Crude Enhancement Technology ("OCET") Process. The LFC Process is designed to convert and upgrade low-rank coal to create a higher Btu more efficient fuel to produce power and simultaneously produce low temperature coal tars, which contain valuable specialty chemicals. The OCET Process is designed to increase the resulting product value of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refineries. Through Assembly & Manufacturing Systems, Inc. ("AMS"), a wholly-owned subsidiary, the Company is also in the business of supplying custom precision automated assembly equipment.

Organization. The Company has the following wholly-owned or totally-owned subsidiaries at December 31, 2000: AMS; ENCOAL Corporation ("ENCOAL"); NuCoal, LLC ("NuCoal"); OCET Corporation ("OCET"); TEK-KOL Partnership ("TEK-KOL") and U.S. Clean Coal Refineries, Inc. ("USCCR"). AMS designs, manufactures and installs custom automated assembly equipment, and was acquired in October 1995. OCET was organized in February 1995 to research and develop the OCET Process. USCCR was organized in July 1994 to market clean coal refinery project development programs. ENCOAL, NuCoal and the remaining 50% ownership interest in TEK-KOL were acquired in 1999 from subsidiaries of AEI Resources ("AEI") (See Notes 4 and 11).

Principles of Consolidation. The consolidated financial statements include the accounts of SGI International and its subsidiaries. Investments in affiliated joint ventures, owned 50% or less are stated at cost of acquisition plus the Company's equity in undistributed earnings and losses since inception. All significant intercompany transactions have been eliminated in consolidation.

Note 2. Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The recovery of amounts invested in the Company's principal assets, the LFC and OCET Process assets are dependent upon the Company's ability to adequately fund its on-going development operations and any capital contributions that may be required for its joint venture "LFC Technologies, LLC" ("LFC Tech") with MLFC Corporation ("MLFC"), a wholly-owned subsidiary of Mitsubishi Corp. Furthermore, the ability to successfully bring both LFC and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

Success in commercialization of the LFC and OCET Processes is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate an LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of these arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC or OCET Processes, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC or OCET Processes.

The Company had negative working capital of approximately $7,300,000 and an accumulated deficit of approximately $67,300,000 at December 31, 2000. These factors and the Company's recurring losses from continuing operations, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements. The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies.

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

Estimates and Assumptions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

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

Accounting for Long-Lived Assets. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations, including goodwill, when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The LFC and OCET Process related assets and other long-lived assets are evaluated continually by management for evidence of impairment. In performing its evaluation, management considers such factors as competing technologies, current and future market potential for products generated from the LFC and OCET Process technologies, viability of projects or assets and progress of related projects. The Company's estimate of undiscounted cash flows indicated that such carrying amounts are expected to be recovered. This analysis is ultimately based upon the successful development, construction and operation of a commercial LFC plant as discussed in the first paragraph of this Note under "Basis of Presentation". It is reasonably possible that the estimate of undiscounted cash flows may change in the near term which could result in the need to write-down the LFC or OCET Process related assets to fair value.

Depreciation and Amortization. Royalty rights and the LFC cogeneration project (See Note 4 "LFC Process Related Assets") are stated at cost and are being amortized over ten years. Process demonstration equipment is stated at cost and is being depreciated over three years. Property and equipment are stated at cost and are being amortized over three to five years. Goodwill related to the AMS acquisition is being amortized over ten years. Depreciation and amortization on the LFC Process related assets and other long-lived assets are calculated using the straight-line method and the depreciation and amortization periods are based on management's estimates of the useful lives of the respective assets. Currently the assets related to the ENCOAL Demonstration plant aggregating $2,121,000 are not being depreciated as they have not, as of December 31, 2000, been placed in service. (See Note 9 "ENCOAL Demonstration Plant").

Revenue Recognition. Revenue is generally recognized on a percentage-of-completion method. Revenues from engineering and consulting services are recorded as the services are performed and earned in accordance with the contracts to perform such services. Revenues from manufacturing contracts are recorded based upon the ratio of costs incurred to total estimated costs. Estimated losses are recorded in their entirety when loss contracts are identified. Contracts may extend over one or more accounting periods, and revisions in estimated costs and revenue recognition during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Other income consists primarily of interest income and is recorded as earned.

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

Equity Transactions. The values assigned to the restricted common shares issued for services, other than stock-based compensation awards, are recorded at the estimated fair value of the services rendered or the value of the restricted common shares issued, which ever is more readily determinable. The common stock of the Company is currently traded and prices quoted on the NASD OTC Bulletin Board under the symbol SGII. In the course of accounting for the issuance of its various equity securities the Company frequently refers to the closing bid price of its common stock, as quoted on the OTC Bulletin Board. The Company believes that the OTC Bulletin Board quoted bid price is the best indication of the stock's fair market value. This belief is premised on the stock's daily trading volumes which averaged approximately 294,000 and 336,000 shares for 2000 and 1999, respectively.

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

Beneficial Conversion Feature on Notes Payable. The beneficial conversion feature contained in certain notes payable is being accounted for by the Company in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Accordingly, the Company has recognized this beneficial conversion feature by allocating a portion of the proceeds to additional paid-in capital and as an offset to the notes payable. Furthermore, the recorded beneficial conversion feature resulting from the allocation of the proceeds will be amortized by the Company as interest expense over the period ending on the note's earliest conversion date, which in this case is primarily over a one year period. The beneficial conversion feature represents the aggregate difference between the conversion price and the fair market value of the common stock as of the date of issuance of the notes payable. The Company also records additional interest expense related to the beneficial conversion feature associated with the payment of the stated interest on the notes payable which may also contain a beneficial conversion feature.

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

Recent Accounting Pronouncements. The Financial Accounting Standards Board had issued certain pronouncements as of December 31, 2000, that will become effective in subsequent periods; however, management does not believe that any of these pronouncements, when they become effective, will materially affect any financial accounting measurements or disclosures the Company will be required to make, based on its current operations.

Reclassification. Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation. These changes had no impact on previously reported results of operations, cash flows or stockholders' deficiency.

Note 3. Composition of Certain Financial Statement Captions

Billings. As of December 31, 2000, billings of approximately $2,800,000 exceeded costs incurred and estimated earnings on contracts in progress of approximately $2,036,000 by $764,000. The amounts are included in the accompanying consolidated balance sheets under the following captions:

December 31,	2000
Costs and estimated earnings in excess of billings on contracts
$ 213,000

Billings in excess of costs and estimated earnings on contracts
(977,000)
$(764,000)

Property and Equipment

December 31,	2000
ENCOAL Demonstration Plant	$ 2,121,000
Laboratory equipment	1,036,000
Machinery and equipment	196,000
Computer equipment	266,000
Office furniture and fixtures	72,000
Leasehold improvements	54,000
Projects under construction	34,000
3,779,000
Less accumulated depreciation	(1,363,000)
Net property and equipment	$ 2,416,000

During 2000, the Company capitalized certain costs under the category of LFC Process equipment, related to the design and construction of equipment which would be used at SGI Technical Center ("SGITC") to evaluate among other things CDL produced from various types of coal, as well as ways to enhance the value of CDL processing and its by-products. In the fourth quarter of 2000, the Company determined that there was a more cost effective and efficient alternative to building this piece of equipment and discontinued work on the project. Accordingly, capitalized costs aggregating almost $593,000 were expensed in the fourth quarter to research and development expenses.

Note 4. LFC Process Related Assets

Notes receivable. In 1985, Montana One Partners ("MOP"), a California limited partnership, was formed to develop several LFC cogeneration facilities including the LFC-CoGen Plants in Colstrip, Montana (the "Colstrip Project") and Healy, Alaska (the "Healy Project"). The Company was the sole general partner. In 1988 the MOP partners and the Company sold their interest in these projects, among others, to four individuals who formed Rosebud Energy Corp. ("Rosebud") for certain consideration including contingent notes receivables.

By December 31, 1997, the Company had acquired the MOP limited partners interests for cash, contingent notes payable and warrants to acquire common shares of the Company. The notes payable to the MOP former limited partners ("FLPs") are payable only out of the Company's collections on the contingent notes receivable from Rosebud.

From 1996 through 1997 the Company through a number of transactions, collected or wrote-off as uncollectible, the various notes receivable from the Rosebud individuals, except for the Healy Project. In addition, the Company through a series of transactions during this same period settled the contingent notes payable aggregating approximately 76% of the amounts due the FLPs.

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

December 31,	2000
8% notes receivable	$ 150,000
Interest receivable	251,101
401,101

Deferred gain and interest income	(219,859)
8% notes contingently payable to FLPs	(31,242)
Net carrying value	$ 150,000

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

In 1992, the Company and LFCTP entered into a Settlement Agreement which provided for modifications of the second and third level royalty payments pursuant to which LFCTP's third level royalty payments were reduced to zero and the second level royalty rights amended to $10,000 per month and 25% of the net cash receipts generated by the Colstrip Project. Pursuant to this agreement royalty rights aggregating $3,142,500 were recorded. Payment obligations for the amended second level royalty terminated in 1994 upon the satisfaction of certain agreed upon conditions. The Company is recognizing royalty expense as would have been required under the transfer agreement or evenly over 10 years, whichever is greater. Amortization expense of $314,250 was recorded during 2000 and 1999, accumulated amortization totaled $2,514,000 at December 31, 2000, and the net carrying value was $628,500.

LFC Cogeneration Project. The Company has substantially completed the design and engineering of an LFC facility for use in conjunction with an electric cogeneration plant. Amounts capitalized at December 31, 2000, relate primarily to plans and drawings for the design of such a facility. Amortization expense of $105,284 was recorded during 2000 and 1999, accumulated amortization totaled $947,558 at December 31, 2000, and the net carrying value was $105,284.

Investment in LFC Investee

LFC Technologies, LLC. Effective January 14, 1999, the Company entered into a number of agreements with MLFC, a wholly-owned subsidiary of Mitsubishi Corporation, relating to the formation of a joint venture with MLFC to conduct research and development activities relating to the LFC Process, for MLFC to market the LFC Process outside the United States and for the Company to market the LFC Process inside the United States. The Company and MLFC entered into (1) the LFC Joint Venture Formation Agreement which resulted in the formation of LFC Tech, (2) an Operating Agreement which governs the management of LFC Tech, (3) a License Agreement for use of the technology, (4) a Services Agreement wherein the Company provided certain services to LFC Tech including soliciting potential customers in the U.S., developing LFC projects in the U.S. and performing engineering work and (5) a Security Agreement which granted MLFC a security interest in all the LFC Process related patents, applications, renewals, and continuations.

On October 28, 1999, the Company and MLFC amended the terms of their business relationship, by executing certain amendments (the "Amendments") to the various joint venture agreements that they had previously entered into on January 14, 1999. (All payments where noted below are net of the Company's own matching contribution required under the various LFC Tech joint venture agreements.) In accordance with both the original agreements and the Amendments: (a) LFC Tech made net payments of $750,000 to the Company for technical services under the Amended Services Agreement, thereby ending any further obligation for payments under this contract through 2000, (b) the Company transferred its entire interest in the LFC Process Patents to LFC Tech in return for a net payment of $750,000, which was paid in two tranches, the first net payment of $375,000 made upon execution of the Amendments and the second net payment of $375,000 was made upon the closing of the ENCOAL Acquisition, (c) Mitsubishi Heavy Industries ("MHI") executed a Waiver and Release of a $1,130,000 invoice due it from a subsidiary of AEI, allowing the Company to assume this obligation, and (d) MHI later forgave the Company the payment of the $1,130,000 invoice upon the closing of the ENCOAL Acquisition.

As a result of the Amendments and the transfer of the LFC patents to LFC Tech the Company in 1999 recorded a net gain of approximately, $269,000 and recorded the book value of its one-half interest in the patents, also $269,000, as its investment in LFC Tech.

Effective January 4, 2001, MLFC and the Company amended the LFC Tech Operating Agreement. Pursuant to this amendment the parties have terminated the LFC Joint Venture Formation Agreement, License Agreement, and Services Agreement, as the purpose for which these agreements were established had been accomplished or were no longer necessary. In addition, the amended and restated Operating Agreement states that: (1) the LFC Tech Operating Agreement was extended through January 4, 2011, and (2) MLFC, upon the occurrence of a certain milestone event, shall make an additional lump sum payment to the Company (the "Transfer Payment") of $3,250,000 subject to its Board of Directors approval. Alternatively, in the event the Transfer Payment is not made then LFC Tech will make a preferential payment of $6,500,000 from the first royalties or licensing fees received by it. The milestone events contained in the Operating Agreement are: (a) the start of construction or receipt of an irrevocable commitment to start with construction of an LFC plant with a minimum capacity of 15,000 tons per day; (b) the receipt by MLFC of at least $4,000,000 in connection with the admission of a new equity participant into LFC Tech, and the licensing or royalties from one or more LFC plants; or (c) such other conditions as the parties agree.

Note 5. Debt

Lines of Credit

In December of 2000 the Company obtained a short term revolving line-of-credit for AMS from a financial institution to support AMS' short term working capital needs. The line allows maximum borrowings of $100,000 and bears interest at prime plus 1%. The credit agreement expires November 5, 2001. The line-of-credit is guaranteed by an entity controlled by an outside director. In return for this guarantee, which expires on December 31, 2001, the Company agreed to issue this entity 50,000 shares of restricted common stock valued at $10,000. At December 31, 2000, the Company had no borrowings under this line-of-credit.

The Company also maintained a line-of-credit in the amount of $400,000, for which borrowings as of December 31, 1999, were $400,000. The line-of-credit was secured by a $402,500 certificate of deposit. Borrowings under the line-of-credit incurred interest at 2% over the certificate of deposit interest rate. In May of 2000 the Company, upon maturity of the $402,500 certificate of deposit, used the proceeds to pay-off the borrowing and closed the line.

Notes Payable and Long-Term Debt

Current Notes Payable. Current notes payable consist of the following at December 31, 2000:

12% notes, due on demand, unsecured	$ 500,000
Note payable at prime rate, due April 30, 2001, secured	231,408
9% notes, varying maturity dates, unsecured, payable only in stock	602,335
9% notes, varying maturity dates, unsecured, payable in cash or stock	563,725
9% and 12% notes, varying maturity dates, unsecured, to related parties (Note 12)	210,000
8% bank loan secured, due November 5, 2001	200,000
Unamortized beneficial conversion feature on certain notes payable	(633,730)
$ 1,673,738

Long-Term Debt. Long-term debt consists of the following at December 31, 2000:

12% convertible debentures due September 30, 2001	$ 3,421,547
Prime rate, note payable due November 30, 2004	1,980,000
Interest on long-term-debt payable upon maturity	179,204
10%, 11%, and 12% notes due on September 30, 2001	723,839
Non-interest bearing convertible debenture	100,000
12% note to related party due March 23, 2001 (Note 12)	25,000
6,429,590
Current maturities	4,170,386
$ 2,259,204

The Company received $100,000 from a foreign corporation in 1995 in exchange for a non-interest bearing debenture with a $100,000 face value. The debenture is due one year from the occurrence of certain future events, none of which have occurred as of December 31, 2000. Accordingly, the debenture is classified as long-term debt in the accompanying consolidated balance sheet. The debenture is convertible based on future events.

During 1999 the Company issued for cash five notes payable aggregating $500,000 to one foreign corporation. All notes have been extended from their original due dates and bear interest at 12% per annum and are due upon thirty days written demand. All notes payable with interest accrued thereon, are payable in cash and may be paid, at the Company's option in unrestricted common stock. As of December 31, 2000 no demand for payment had been made on notes.

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

As part of the 99D Exchange Offering the Company also obtained an extension to September 30, 2001, of approximately $724,000 in existing 10%, 11% and 12% interest bearing notes which were required to be paid by October 30, 1999. Interest payments on the notes payable will continue to be made in cash on a quarterly basis.

In connection with the acquisition of various assets from subsidiaries of AEI the Company issued one long-term note payable for $1,980,000 due with all associated accrued interest on November 30, 2004, and a second short-term note payable for $231,408 due with all associated accrued interest, after several extensions from the original date, on April 30, 2001. (See Note 11 "Asset Acquisition" for further information). Both notes bear interest at the prime rate in effect on January 1 of each calendar year, which was 8.50% in 2000 and 8.75% in 1999.

In January 2000 the Company sold for cash a $100,000 unsecured 12% note payable to an outside director. The note is payable upon 30 days written demand but no sooner than November 15, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of either the Company or noteholder in restricted common stock of the Company, conditional only on the bid price of the Company's common stock as determined in accordance with the conversion formula being above $0.40 per share. The note is convertible into common stock by dividing all principal and interest by 75% of the average closing bid price for the ten trading days prior to the demand date. As of December 31, 2000, no demand for payment had been made on the note.

On June 30, 2000, the Company exchanged one unsecured 9% note payable, originally issued in January 2000 with a face value of $31,000 due on demand, but no sooner than June 15, 2000, for a new note payable of equal value. The new note is payable upon 30 days written demand but no sooner than January 25, 2001. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company on January 25, 2001, by issuing 366,482 shares of restricted common stock.

Effective August 1, 2000, the Company exchanged for current obligations an unsecured 9% note payable with a face value of $68,225 due on demand after September 30, 2000, for equal value. Interest on the note accrues from April 1, 2000 and shall continue until paid in full. As of December 31, 2000 demand on the note had not been made.

During July 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $196,235. Both the principal and interest on the notes are due one year from the date of issuance and shall, if available, be paid off through the issuance of 1,195,043 shares of restricted common stock, otherwise they shall be paid in cash. The underlying shares of common stock do not have any registration rights.

On July 14, 2000, the Company issued for cash a $25,000 unsecured 9% note payable to one outside director. The note is payable upon 30 days written demand after January 14, 2001. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company, on January 14, 2001, by issuing 147,059 shares of restricted common stock.

On August 16, 2000, the Company issued for cash an unsecured 9% note payable with a face value of $136,000. Both the principal and interest on the note are due on February 16, 2001, and shall, if available, be paid off through the issuance of 967,457 shares of restricted common stock, otherwise they shall be paid in cash. Pursuant to the terms of the note, the Company granted the investor piggy back registration rights for the underlying common shares.

During late July and September of 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $270,100. Both the principal and interest on the notes are due one year from the date of issuance and shall, if available, be paid off through the issuance of 2,153,464 shares of restricted common stock otherwise they shall be paid in cash. Pursuant to the terms of the note the Company granted the investors piggy back registration rights for the underlying common shares

During the three month period ended September 30, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $256,000 to one accredited investor. The notes are payable upon 30 days written demand beginning one year following their issuance date. Both the principal and accrued interest thereon may be paid in cash or, at the option of the Company, on the first anniversary by issuing 2,728,097 shares of restricted common stock.

In November 2000 the Company amended one 12% note with a face value of $50,000, payable to an entity controlled by an outside director of the Company. The principal and interest on the note which was due on November 15, 2000 was amended to be due and payable thirty days after the Company receives written notice of demand for payment. As of December 31, 2000, no demand had been made.

On November 15, 2000, the Company sold one unsecured note payable to an outside director with a principal amount of $35,000 for cash. The note bears interest at 9% per annum and is due on demand upon five days written notice, but no sooner than on December 31, 2000. Both the principal and interest may be paid in cash or by mutual agreement in restricted common stock of the Company.

On December 13, 2000, the Company obtained a $200,000 loan from a financial institution the principal of which is due and payable on November 5, 2001. The loan is collateralized by a $200,000 certificate of deposit. The loan bears interest at 8% which is payable monthly.

During the three month period ended December 31, 2000, the Company issued for cash three unsecured 9% notes payable with an aggregate face value of $208,500 to one accredited investor. The notes are payable upon 30 days written demand but no sooner than one year following their issuance date. Both the principal and accrued interest thereon may be paid in cash or at the option of the Company, on the due date by issuing 2,610,920 shares of restricted common stock to the holder.

In conjunction with the issuance of certain convertible notes issued during the year ended December 31, 2000, the Company recorded the issuance of the notes payable net of the imputed beneficial conversion feature. This beneficial conversion feature will be amortized over the life of each note using the interest method and result in a non-cash interest charge. Accordingly, during 2000 the Company recorded a beneficial conversion feature of $1,157,203 and amortized $523,473.

Scheduled principal payments of notes payable are as follows:

Years ended December 31,
2001	$6,377,854
2004	1,980,000
Total payments	$8,357,854

Note 6. Information on Industry Segments

The Company has three reportable segments as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". The Company manages its segments based on strategic business units that are in turn based along technological lines. These strategic business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments are centered on the operations associated with the LFC Process, the OCET Process and custom automated assembly systems. The Company's operations are primarily centered in the United States, however, through its various collaborative arrangements the Company will continue to market the LFC Process technology on an international basis. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales. Reclassification of certain items has been made to the 1999 schedule to conform to the 2000 presentation. Additional information pursuant to the terms of SFAS 131 follows:

	Automated Assembly	LFC Process	OCET Process	Corporate	Total

2000
Revenues	$ 5,161,000	$ -	$ 5,000	$ -	$ 5,166,000
Net income (loss)	252,000	(3,464,000)	(534,000)	(3,341,000)	(7,087,000)
Equity in operations of investee	-	(41,000)	-	-	(41,000)
Identifiable assets, net	2,062,000	3,844,000	153,000	365,000	6,424,000
Depreciation & Amortization	114,000	547,000	170,000	16,000	847,000
Engineering, R&D expenditures	-	1,642,000	418,000	57,000	2,117,000
Interest expense	1,000	-	-	1,367,000	1,368,000

1999
Revenues	$ 3,086,000	$ 750,000	$ 20,000	$ -	$ 3,856,000
Net income (loss)	(326,000)	846,000	(1,143,000)	(3,312,000)	(3,935,000)
Equity in operations of investee	-	1,000	-	-	1,000
Identifiable assets, net	1,414,000	4,425,000	281,000	594,000	6,714,000
Depreciation & Amortization	117,000	458,000	349,000	85,000	1,009,000
Engineering, R&D expenditures	-	841,000	810,000	-	1,651,000
Interest expense	1,000	-	-	641,000	642,000

AMS operates in three segments of the automated assembly systems industry: high-tech, medical and automotive. The sales for 2000 and 1999 are presented below:

	2000	1999
High-tech	$ 588,000	$ 1,107,000
Medical	2,978,000	1,611,000
Automotive	1,595,000	368,000
Total Sales	$ 5,161,000	$ 3,086,000

Revenue from sales of automated assembly equipment accounted for 99% and 80% of the Company's revenues in 2000 and 1999, respectively. As is typical in the automated assembly industry, AMS relies on a limited number of customers for a substantial percentage of its net sales. In 2000 sales revenues derived from three customers represented approximately 72% of total sales. In 1999 sales revenues derived from four customers represented approximately 66% of total sales. AMS does not have long-term contracts with any of its customers and expects that a small number of customers will continue to account for a substantial portion of its sales for the foreseeable future.

Note 7. Stockholders' Deficiency

Convertible Preferred Stock. The outstanding Preferred Stock of the Company at December 31, 2000, consisted of 60,518 shares of Preferred Stock. The outstanding Preferred Stock series are: 90B; 90C; P-90; PS-90; 91A; 91D; 91E; 91M; 91P; 91R; 91S; 91V; 92A; 92B; 93A; 93B; 93C; 94A; 94B; 95R; 96A; 96B; 97C; 98D and 99D. The primary distinction between such series of Preferred Stock relates to the dividend, conversion rights and liquidation preferences for each.

A summary of the issued and outstanding convertible preferred stock at December 31, 2000, is as follows:

Preferred Stock	Shares issued and outstanding	Preference in liquidation	Common shares issuable on conversion
				Series P-90	400.00	$ 40,000	100,000
Series PS90	8.00	2,000	1,000
Series 90	3.50	350	306
Series 91	59,641.00	215,250	4,586
Series 92	12.50	1,250	96
Series 93	46.50	4,650	1,694
Series 94	123.95	12,395	5,302
Series 95	41.50	415,000	928,000
Series 96	25.00	298,000	169,500
Series 97	1.00	10,000	13,500
Series 98	45.00	-	31,500
Series 99	170.50	-	204,600
	60,518.45	$ 998,895	1,460,084

2000 Preferred Stock Transactions. During 2000 the Company did not issue any new series of Preferred Stock. During 2000, stockholders elected to convert 23 Preferred Shares into approximately 312,386 shares of common stock.

1999 Preferred Stock Transactions. During 1999 the Company issued 170.5 shares of a new series of Preferred Stock, the 99D Series. This series was issued in connection with the 99D Debt Restructuring more fully described in Note 5 "Debt." During 1999 stockholders elected to convert 3,674 Preferred Shares into approximately 3,329,000 shares of common stock.

Description of Preferred Stock Series

All outstanding series of Preferred Stock are fully paid and non-assessable. The Preferred Stock has no preemptive rights to subscribe for any additional securities which may be issued by the Company. No sinking fund or similar provision has been provided in respect to any of the outstanding series of Preferred Stock. The rights of the holders of each series of Preferred Stock are subordinate to those of the Company's general creditors, and every previously issued series of Preferred Stock. All of the outstanding series of Preferred Stock are subject to adjustment in certain events, including for stock dividends, stock splits, reclassifications, consolidations, mergers, etc. The Company has never declared or paid a cash dividend on any of its outstanding Preferred Stock, and it is not likely any cash dividends will be declared for some time.

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

Series PS-90. Dividends - Dividends of $20 per share annually are payable on the Series PS-90 Preferred Stock, in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock other than previously issued series of Preferred Stock, and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series PS-90 Preferred Stock, or any other class of stock. The dividends on the PS-90 Preferred Stock are cumulative, and are payable prior to the payment of any dividends on the common stock. Redemption - The holders of the PS-90 Preferred Stock have no right to require redemption of their Preferred Stock. The Series PS-90 Preferred Stock has been redeemable by the Company as a series, in whole or in part, since December 31, 1993, and any time and from time to time effective on 60 days prior notice, at $250 per share of Series PS-90 Preferred Stock, plus the amount of any unpaid cumulative dividends which have become payable with respect thereto. The right of the Company to redeem this series of Preferred Stock is subject to compliance with Utah law, including without limitation, certain retained earnings requirements. Liquidation - In the event of liquidation, dissolution or other termination of the Company, the holders of the shares of the Series PS-90 Preferred Stock are entitled to $250 per share, plus all accrued and unpaid dividends up to the date fixed for distribution whether or not earned or declared. Such payments shall be made before any payment or distribution is made to the holders of the common stock or any other series of Preferred Stock and concurrently with the 90B, 90C or P-90 series. Conversion - Each share of the PS-90 Preferred Stock is convertible into 125 shares of common stock at the election of the shareholder upon payment to the Company of $1.375 per common share at the time of conversion.

Series 91A, 91D and 91E. Dividends - Dividends of $8 per share annually will be payable on the Series 91A, 91D and 91E Preferred Stock in quarterly installments out of unreserved earned surplus, before any dividends shall be payable on any other class of stock or any other series of Preferred Stock other than previously issued series of Preferred Stock and before any sum shall be set aside for the purchase of, or retirement of, the whole or any part of the Series 91 Preferred Stock or any other class of stock, other than any previously issued series of Preferred Stock of the Company. Dividends are cumulative and are payable prior to the payment of any dividends on the common stock of the Company. Redemption - The holders of the Series 91A, 91D and 91E Preferred Stock have no right to require redemption of the shares. The Company has been able to redeem the shares in a series, in whole or in part since December 31, 1993, at any time and from time to time effective on 60 days prior notice, at $100 per share, plus the amount of unpaid cumulative dividends which have then become payable with respect thereto. The right of the Company to redeem this series of Preferred Stock is subject to compliance with Utah law, including without limitation certain retained earnings requirements. Liquidation - In the event of the voluntary liquidation, dissolution or other termination of the Company, the holders of the shares of the Series 91A, 91D and 91E Preferred Stock shall be entitled to a cash payment of $100 per share, plus all accrued and unpaid dividends up to the date fixed for distribution, whether or not such dividends have been earned or declared. Such payment shall be made before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than the previously issued series of Preferred Stock of the Company. Conversion - Each share of the Series 91A, 91D and 91E Preferred Stock is convertible into 25 shares of common stock at the election of the shareholder without further payment.

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

Series 96A and 96B. Dividends - The Series 96A and 96B Preferred Stock have no dividend rights. Redemption - Neither the holders of the Series 96A or 96B Preferred Stock nor the Company have any option or right to require or cause redemption. Liquidation - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series 96A and 96B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to shareholders, liquidating distributions in the amount of $10,000 and $13,000 per share, respectively. The liquidation preference shall be payable before any payment or distribution is made to the holders of the common stock, or any other series of Preferred Stock other than previously issued series of Preferred Stock. Conversion -Each share of the Series 96A Preferred Stock has been convertible, at the option of the holder without further payment since April 30, 1998, into 13,500 common shares. Each share of Series 96B Preferred Stock has been convertible at the option of the holder without further payment since August 30, 1998, into 3,000 shares of common stock.

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

Series 98D. Dividends - The Series 98D Preferred Stock has no dividend rights. Redemption - The Series 98D Preferred Stock is not redeemable by any party. Liquidation - The Series 98D Preferred Stock has no liquidation preference. Conversion - Each share of the Series 98D Preferred Stock is convertible into 700 shares of common stock of the Company at the option of the holder, at any time after November 15, 1998, for a period of two years from October 30, 1998. As of October 30, 2000, the Series 98D Preferred Stock are convertible by action of the Company into common stock.

Series 99D. Dividends - The Series 99D Preferred Stock has no dividend rights. Redemption - The Series 99D Preferred Stock is not redeemable by any party. Liquidation - The Series 99D Preferred Stock has no liquidation preference. Conversion - Each share of the Series 99D Preferred Stock is convertible at the option of the holder, any time after November 15, 1999, but only if the ten business day average closing bid price of the Company's common stock is $0.75 per share or greater at the time of conversion. The 99D Preferred Stock may by action of the Company be converted into common stock on October 30, 2001. Dividends on all preferred shares are only payable when the Company has sufficient accumulated earnings.

Cumulative dividends of approximately $82,000 were in arrears under the Series PS90, P-90, 90 and 91 preferred share agreements at December 31, 2000.

Common Stock

2000 Common Stock Transactions.

In January 2000, the Company exchanged one 12% note payable in the amount of $100,000 due in November 2000 for approximately 367,000 shares of common stock. In connection therewith, the Company also issued 46,192 shares of common stock for accrued interest of $12,600. No gain or loss was recorded on the transaction as the fair value of the securities exchanged were equal to one another.

During January and February 2000, the Company raised approximately $286,000 through the issuance of three short-term 9% notes payable. The notes and accrued interest thereon were unsecured and payable in cash or at the Company's option in restricted common stock, upon 30 days written demand but no sooner than March 14, 2000. Prior to March 31, 2000, demand for payment was made on each of these three notes payable and the Company exchanged approximately 1,205,000 shares of restricted common stock for the notes and associated accrued interest.

During the quarter ended March 31, 2000, the Company issued approximately 5,337,000 shares of restricted common stock to accredited investors for approximately $1,209,000 in cash. In connection therewith the Company issued 98,500 shares of restricted common stock valued at approximately $26,000 to two placement agents for services rendered.

During the quarter ended March 31, 2000, the Company, as provided in their related consulting agreements, issued approximately 129,000 restricted common shares to four consultants for services rendered, valued at approximately $14,500.

During the quarter ended June 30, 2000, the Company raised approximately $834,000 in cash through the issuance of approximately 4,457,000 restricted common shares to accredited investors.

During the quarter ended June 30, 2000, the Company, in accordance with certain consulting and private placement agreements, paid cash of approximately $16,000 and issued 182,271 shares of restricted common stock valued at $46,000 as compensation for services rendered.

During the quarter ended June 30, 2000, the Company, as provided in their related consulting agreements, issued approximately 50,000 restricted common shares to two consultants for services rendered, valued by the parties at approximately $10,000.

During the quarter ended September 30, 2000, the Company raised approximately $438,000 through the issuance of approximately 2,630,000 restricted common shares to accredited investors.

During the quarter ended September 30, 2000, the Company in accordance with two agreements for consulting and private placement services, paid cash of approximately $28,000 and issued 417,552 shares of restricted common stock valued at approximately $73,000 for services rendered.

During the quarter ended December 31, 2000, the Company raised approximately $781,000 in cash, through the issuance of 6,515,000 restricted common shares to accredited investors. In addition, the Company granted the holders piggyback registration rights. In connection therewith the Company incurred finders' fees of $18,250 in cash and issued an aggregate of 141,080 shares of restricted common stock valued at $15,980. The Company accrued an additional $7,100 in finders' fees.

During the quarter ended December 31, 2000, the Company, as provided in their related consulting agreements, issued approximately 105,000 restricted common shares to consultants for services rendered. The shares were valued at $17,500.

During the quarter ended December 31, 2000, two 9% notes payable with an aggregate face value of $84,000 and accrued interest of $3,790 became due and payable. The Company, pursuant to the terms of these notes, paid both the principal and accrued interest thereon by issuing to the holder of those notes 977,068 shares of restricted common stock.

1999 Common Stock Transactions.

During the quarter ended March 31, 1999, the Company issued 60,000 restricted common shares for services rendered. The shares were valued at approximately $15,000.

During the quarter ended June 30, 1999, the Company raised $560,500 through the issuance of 5,142,794 restricted common shares to thirteen accredited investors. In connection therewith the Company issued an aggregate of 211,208 shares of restricted common stock valued at $24,075 as compensation for placement agent services.

During the quarter ended September 30, 1999, the Company raised approximately $339,000 through the issuance of 3,666,602 restricted common shares to accredited investors and two officers/directors of the Company (Also see Note 12 "Related Party Transactions"). In addition, the Company granted purchasers of these restricted securities piggy-back registration rights.

During the quarter ended December 31, 1999, the Company raised approximately $195,000 through the issuance of 2,584,833 restricted common shares.

Warrants and Options. As of December 31, 2000, the Company had outstanding warrants and options entitling the holders thereof to purchase 8,183,498 shares of common stock of the Company at exercise prices which range from $0.08 to $10.00 and with varying expiration dates. The exercise price of the warrants and options are generally subject to adjustment in the event of stock splits, stock dividends and similar events. Some outstanding warrants expire only on the occurrence of certain conditions precedent, which are not dates certain. The warrants and options are not divided into any series or class, and there was no public market for either the warrants or options as of December 31, 2000. The warrants and options do not confer upon the holders any voting or dividend rights or any other rights of a stockholder of the Company. (See Note 8 "Stock Option and Performance Incentive Program" for additional information on the issuance of stock options in accordance with the Company's 1996 Omnibus Stock Option Plan.)

The following table summarizes disclosures required by SFAS 123 for warrant and option activity during 2000 and 1999:

Common shares underlying outstanding warrants and options

	Underlying Common Shares	Weighted average exercise price

Balance, December 31, 1998	6,518,599	$ 1.61

Granted	2,058,500	0.13
Expired	(877,199)	1.11
Balance, December 31, 1999	7,699,900	1.21

Granted	1,688,491	0.29
Exercised	(23,000)	0.13
Expired	(1,181,893)	2.10
Balance, December 31, 2000	8,183,498	$ 0.90

2000 Warrant Transactions

During the quarter ended March 31, 2000, the Company issued warrants and incentive stock options, at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants and incentive options are exercisable for a total of 1,244,001 and 149,990 shares of common stock, respectively, between $0.16 and $0.37 per share, the closing bid prices on the grant dates. The options are exercisable upon effective registration under the Securities Act of 1933 or the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act. The options shall expire on April 1, 2004. The warrants are exercisable one year from the date of grant and expire on December 31, 2005.

On March 2, 2000, the Company, as provided in related consulting agreements, granted four warrants to purchase an aggregate of 20,000 common shares to four consultants for services rendered. In connection therewith, the Company recorded compensation expense of $4,500. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable one year from the grant date at $0.37 per share and expire on December 31, 2004.

On June 8, 2000, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares to one consultant for services rendered. In connection therewith, the Company recorded compensation expense of approximately $7,000. The exercise price was not lower than the closing bid price on the grant date. The warrant is exercisable one year from the grant date at $0.225 per share and expires on December 31, 2005.

On July 11, 2000, the Company, in accordance with its related service agreements, issued three warrants to purchase an aggregate of 225,000 common shares at $0.22 per share to three officer/directors of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable one year from the date of grant and expire on December 31, 2005.

In November 2000, the Company as provided in a related employment arrangement, granted one warrant to purchase an aggregate of 1,500 common shares. In connection therewith, the Company granted the holder thereof piggyback registration rights. The exercise price was greater than the closing bid price on the grant date and expires on December 31, 2005. The warrant is exercisable one year from the date of grant at $0.195 per share.

1999 Warrant Transactions. During the quarter ended June 30, 1999, the Company granted two warrants to purchase 200,000 shares of common stock to the holder of five notes payable aggregating $500,000 for accrued interest through June 27, 1999, valued at $21,107. The warrants are exercisable one year from the date of grant. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. One warrant to purchase 150,000 shares of common stock may be exercised at $0.16 per share and the other warrant to purchase 50,000 shares of common stock may be exercised at $0.18 per share.

On April 1, 1999, the Company, as provided in related service or consulting agreements, granted twelve warrants to purchase an aggregate of 135,000 common shares to five directors and seven consultants for services rendered. In connection therewith, the Company recorded compensation expense to non-employees of $9,720. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable at $0.125 per share.

On April 8, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 48,000 common shares, to one consultant for services rendered. In connection therewith, the Company recorded compensation expense of approximately $2,160. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable at $0.08 per share.

On April 15, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 50,000 common shares to one consultant for services rendered. In connection therewith, the Company recorded compensation expense of $4,725. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable at $0.105 per share.

On May 18, 1999, the Company, as provided in related service or consulting agreements, granted five warrants to purchase an aggregate of 358,000 common shares to five officers and directors for services rendered. In connection therewith, the Company recorded compensation expense of $2,160 for the warrants granted to outside directors. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. The warrants are exercisable at $0.1429 per share.

On August 18, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 60,000 common shares for financial consulting services. In connection therewith, the Company recorded compensation expense of approximately $5,400. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2002. The warrant is exercisable at $0.1375 per share.

On August 20, 1999, the Company, as provided in a related service agreement, granted one warrant to one employee to purchase an aggregate of 5,000 common shares. The exercise price was not lower than the closing bid price on the grant date and the warrant expires on December 31, 2003. The warrant is exercisable at $0.136 per share.

On October 22, 1999, the Company, as provided in a related consulting agreement, granted one warrant to purchase an aggregate of 70,000 common shares to one consultant for consulting services. The exercise price was greater than the closing bid price on the grant date and expires on December 31, 2004. The warrant is exercisable at $0.1096 per share.

Prior to October 30, 1999, and in conjunction with the issuance of the 99D Debentures and amended notes, the Company amended existing warrants representing 463,300 shares of underlying common stock set to expire on December 31, 1999, with an exercise price of $1.20 per share to expire on December 31, 2001, with a new exercise price of $0.30 per share. In connection therewith, the Company recorded prepaid interest of $18,452 which is being amortized over the two year extension of the debt.

As provided in their related service agreements, the Company on November 1, 1999, granted five warrants to purchase an aggregate of 430,000 common shares to five employees for services rendered. The exercise prices were not lower than the closing bid price on the grant date and expire on December 31, 2004. The warrants are exercisable at $0.088 per share.

The following table provides the weighted-average exercise price and the weighted-average remaining contractual life for outstanding warrants and options at December 31, 2000, grouped into four exercise price ranges:

		Warrants and Options Outstanding			Warrants and Options Exercisable
		Number Outstanding at 12/31/00	Wt. Avg. Remaining Life (Years)	Wt. Avg. Exercise Price	Number Exercisable at 12/31/00	Wt. Avg. Remaining Life (Years)	Wt. Avg. Exercise Price
Range
$ 0.08	- $ 0.23	2,720,000	4.0	$ 0.14	2,037,000	3.7	$ 0.12
$ 0.26	- $ 0.88	3,139,571	3.1	0.46	2,136,800	2.2	0.50
$ 1.03	- $ 2.44	1,721,950	1.9	1.26	1,721,950	1.9	1.26
$ 4.25	- $10.00	601,977	3.2	5.60	601,977	3.2	5.60
		8,183,498			6,497,727

Pro Forma Information. As of December 31, 2000, the Company has outstanding warrants and options as described above. The Company has elected to follow APB 25 and related interpretations in accounting for the warrants and options. As the exercise price of the warrants and options issued by the Company to employees equaled the market price of the underlying stock on the grant dates, no compensation expense was recorded in 2000 and 1999 under APB 25.

Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for the warrants and options granted subsequent to December 31, 1994, under the fair value method of SFAS 123. The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for 2000 and 1999: risk-free interest rate of approximately 6%; expected volatility factor ranging from .737 to 1.721; expected life of the option of 2.0 to 3.0 years; and an expected dividend yield of zero.

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

Years ended December 31,	2000	1999
Net loss:
Historical	$ (7,087)	$ (3,935)
Pro Forma	(7,414)	(4,056)
Net loss per share basic:
Historical	$ (.11)	$ (.10)
Pro Forma	(.11)	(.10)

In 1995 the Company granted warrants to employees for the purchase of 3,530,000 OCET common shares at $1.00 per share, and canceled a warrant for 850,000 of those shares in January 1996. As part of the issuance, the exercise price of these warrants could be satisfied through the issuance of a non-recourse note receivable. There is no current market for OCET common stock. At December 31, 1999, warrants for the purchase of 471,000 OCET common shares were exercised by certain holders thereof in exchange for $471,000 in non-recourse notes receivable which remained outstanding as of December 31, 2000, and are classified as a separate component of stockholders' deficiency. The notes receivable bear interest at 8% simple interest per annum and mature on December 31, 2004. In addition, the makers of the notes receivable, to secure payments under the notes, have pledged the OCET common shares as collateral. The Company has the option in an event of default as defined therein to foreclose and take possession of the collateral. All remaining OCET warrants expired on December 31, 1999.

Note 8. Stock Option and Performance Incentive Program

In June 1997, the stockholders approved the 1996 Omnibus Stock Option Plan (the "1996 Stock Plan") pursuant to which a maximum aggregate of 2,000,000 shares was reserved for grant. Under the Stock Plan, employees may be given an opportunity to purchase, by way of option or stock purchase rights, common stock of the Company. The 1996 Stock Plan also provides for the use of stock appreciation rights and long term performance awards as employee incentives. All options granted become fully vested to employees with one year of service. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee. As of December 31, 2000, and 1999, the Company had outstanding options to purchase an aggregate of 1,885,270 and 1,792,000 common shares, respectively, all of which had been registered with the Securities and Exchange Commission . The Company applies APB 25 and related interpretations in accounting for its plan. In accordance with SFAS 123, as more fully described in Note 7 "Stockholders' Deficiency," the options have been aggregated with the warrants for the fair value pro forma disclosure required.

In March 2000, the Company granted incentive stock options to purchase 149,990 shares of common stock to employees pursuant to the 1996 Stock Plan. The options are exercisable one year from date of issuance at $0.37, and upon effective registration under the Securities Act of 1933 or when the common shares underlying the options are issuable under an exemption from the registration requirements under the Securities Act of 1933. All the options issued in 2000 expire in March 2005.

During 1999, the Company granted additional incentive stock options to employees pursuant to its 1996 Stock Plan. The incentive stock options are exercisable for a total of 685,000 shares of common stock at $0.125 per share, the closing bid price on the grant date, to employees of the Company. The options shall expire on April 1, 2004.

Note 9. Encoal Demonstration Plant

The Company intends to obtain financing for improvements to the ENCOAL Demonstration plant estimated at $13,700,000. This financing is for capital improvements and for start-up expenditures which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code Section 29 tax credits will be required. Due to the tax laws surrounding the realization of these tax credits the financing of the ENCOAL Demonstration plant's required improvements will require that the Company sell or lease the plant directly to the financier in order to facilitate the transaction. Following any such transaction the Company expects it will continue to be involved with various aspects of the project, including in the supervision of the improvements. In this case the Company will not be required to make any of the improvements discussed earlier or assume the repayment of the financing associated with the improvements. There is no assurance that the Company will be able to obtain this financing, or if available, the terms will be acceptable. Accordingly, the Company is continuing to report the ENCOAL Demonstration plant as part of Property, Plant and Equipment with a net realizable value of $2,121,000.

Note 10. Minority Interest

At December 31, 2000, the Company reported minority interest in the consolidated balance sheet of $454,997. This minority interest resulted from the exercise of two warrants held by former employees of the Company to acquire 471,000 shares of OCET in return for two notes payable in the principal amount of $471,000. The original minority interest balance has been reduced by the allocation of losses to the minority stockholders. (See Note 7 "Stockholders' Deficiency" for more information.) For financial reporting purposes, the assets, liabilities and earnings of OCET are consolidated with the Company's financial statements and the notes receivable resulting from the transaction are shown as a reduction of stockholders' equity.

Note 11. Asset Acquisition

On December 9, 1999, the Company entered into an agreement (the "Amended Acquisition Agreement") with Bluegrass Coal Development Company ("Bluegrass") and Americoal Development Company ("Americoal"), both wholly-owned subsidiaries of AEI, to purchase (1) Bluegrass' 50% interest in the LFC Technology as well as Bluegrass' interest in the TEK-KOL partnership; (2) the ENCOAL corporation, which owns the ENCOAL LFC demonstration plant; certain existing permits necessary to build a commercial sized LFC plant near Gillette, Wyoming; among other tangible and intangible LFC assets and (3) NuCoal, LLC which owns certain design and engineering drawings for the construction of a commercial LFC plant. The Company has accounted for this purchase as an acquisition of assets.

The aggregate purchase price recorded by the Company was approximately $3,218,000 consisting of a $1,980,000 promissory note due in five years with interest thereon at the prime rate, the assumption of a $1,130,000 invoice due MHI by Bluegrass, the assumption of various other liabilities aggregating approximately $88,000 and $20,000 in acquisition related costs. The purchase price was allocated as follows: (a) approximately $735,000 for current assets consisting mainly of accounts receivable and inventory, (b) approximately $2,135,000 for the ENCOAL Demonstration Plant and LFC related equipment, (c) approximately $224,000 for engineering drawings and (d) $124,000 for the remaining LFC technology rights.

In addition, the Company agreed to (a) the execution of a promissory note payable of $231,408 with interest thereon at the prime rate, due after several extensions, on April 30, 2001, for various employee related expenses payable to AEI by the Company prior to the closing date. The note payable is secured by future royalties from the licensing of the LFC technology.

Further, subsequent to the closing date and prior to the end of the first quarter of 2000, the Amended Acquisition Agreement requires the Company to provide AEI (a) with a release, which the Department of Energy ("DOE") has already provided, from the attendant obligations pursuant to the ENCOAL Demonstration Plant Cooperative Agreement with the DOE whereby the Company and the DOE agree to discharge and release AEI its successors, assigns and affiliates, with the Company becoming solely liable for the performance and terms thereunder, (b) a release and discharge from Vulcan and Triton LLC of Bluegrass, AEI, WCT (collectively "AEI") and their affiliates from a $10,000,000 bonding obligation and all indemnities which AEI has provided, (c) an assignment of the "ENCOAL Use and Indemnification Agreement" by Triton LLC to the Company, (d) a release of all duties, obligations, covenants and liabilities of AEI pursuant to the ENCOAL Use and Indemnification Agreement and (e) the release of AEI and assignment to the Company of various other permits and their attendant obligations related to the operation of the ENCOAL plant. Pursuant to the terms of the Amended Acquisition Agreement the Company has pledged the stock of ENCOAL and the membership interest in NuCoal, which are being held by an independent third party, and the Company may not operate, test or modify the ENCOAL plant until the conditions set forth in items (a), and (b) above have been met. Subsequent to December 9, 1999, the Company is responsible for reasonable and necessary costs and expenses for the ENCOAL facilities. In the event the Company is unable to complete or obtain a waiver on any of the foregoing, AEI may, pursuant to the security agreements, retake possession of the assets pledged as collateral. The obligations described in (a), (c), and (e) above have been satisfied as of December 31, 2000 and the Company has obtained an extension from AEI to April 30, 2001, in which to satisfy the conditions of the original agreement.

Note 12. Related Party Transactions

The Company has entered into the following transactions with related parties:

The Company sold 200 Series P-90 preferred shares for $22,000 to two officers in 1990. Each preferred share is convertible into 250 restricted common shares upon payment of a price that was reduced from $15.00 per share to $1.375 per share in 1995. These shares are still outstanding as of December 31, 2000.

During 1999, the Company issued for cash one 12% note payable with a face value of $50,000 to an entity controlled by one outside director. The principal and interest on the note payable after several extensions are both due and payable thirty days after the Company receives written notice of demand for payment. As of December 31, 2000, no demand had been made.

As of December 31, 2000, the Company owed certain officers/directors approximately $797,000 for deferred compensation. This amount has been included with accrued salaries and benefits in the Company's consolidated balance sheet.

During 1999, the Company issued one 12% note payable with a face value of $25,000 and a warrant to purchase 17,500 shares of common stock to one outside director for $25,000. The note bears simple interest which is payable quarterly, at the Company's option, in cash or restricted common stock. In the event the Company elects to distribute common stock, the price of the common stock used to determine the number of shares to be issued will be the greater of (a) the average stock price for the last ten trading days of each quarter or (b) $0.25 per share. The principal of the note payable is due on April 23, 2001, in cash. The warrant is exercisable at a price of $0.12 per share. The exercise price was not lower than the closing bid price on the grant date and expires on December 31, 2004. In addition, the Company issued 524,790 shares of restricted common stock to this director in return for $85,000 in cash. In October 1999, the Company issued 5,261 shares of restricted common stock for interest on this note valued at $1,315.

In January 2000, the Company issued for cash a $100,000 unsecured 12% note payable to outside director. The note is payable upon 30 days written demand but no sooner than November 15, 2000. Both the principal and accrued interest thereon may be paid in cash or at the option of either the Company or noteholder in restricted common stock of the Company, conditional only on the bid price of the Company's common stock as determined in accordance with the conversion formula being above $0.40 per share. The note is convertible into common stock by dividing all principal and interest by 75% of the average closing bid price for the ten trading days prior to the demand date. As of December 31, 2000, no demand for payment had been made on the note.

On July 14, 2000, the Company issued for cash a $25,000 unsecured 9% note payable to an outside director. The note is payable upon 30 days written demand after January 14, 2001. Both the principal and accrued interest thereon may be paid in cash, or at the option of the Company, on January 14, 2001, by issuing 147,059 shares of restricted common stock.

On November 15, 2000, the Company issued one unsecured note payable to an outside director with a face value of $35,000 for cash. The note bears interest at 9% per annum and is due on demand upon five days written notice, but no sooner than on December 31, 2000. Both the principal and interest may be paid in cash or by mutual agreement in restricted common stock of the Company.

On December 10, 2000, as a condition for obtaining a $100,000 line-of-credit for AMS with a bank, an entity controlled by an outside director guaranteed the payment of the line-of-credit which expires on December 31, 2001. In return for this guarantee the Company accrued a $10,000 liability, payable by issuing to this entity 50,000 shares of restricted common stock of the Company.

Note 13. Commitments and Contingencies

(a) The Company leases its corporate offices under an operating lease agreement which provides for annual escalation of rental payments and expires in December 2005. The Company leases office space in Gillette, Wyoming and Denver, Colorado under operating leases which expire in July 2001. The Company's OCET subsidiary leases its laboratory facilities under an operating lease agreement which provides for annual escalation of rental payments and expires in May 2003. AMS leases its manufacturing facility under an operating lease agreement which is currently on a monthly basis. Under the terms of the lease agreements, the lessee pays taxes, maintenance and insurance. All of these leases are accounted for as operating leases. As of December 31, 2000, the Company had no other significant lease commitments except as set forth in (c) below. Total rent expense relating to leased facilities was approximately $475,000 and $442,000 in 2000 and 1999, respectively. Future minimum annual operating lease commitments aggregated approximately $1,317,000 as of December 31, 2000, of which $334,000 is payable in 2001; $324,000 is payable in 2002; $263,000 is payable in 2003; $200,000 is payable in 2004; and $196,000 is payable in 2005.

(b) As required in the LFC Tech Operating Agreement, the Company may be required from time to time to make contributions to LFC Technologies, LLC, the Company's new joint venture with a subsidiary of Mitsubishi Corp.

(c) The Company's ENCOAL subsidiary is currently leasing the property on which the ENCOAL Demonstration plant resides. Under the combined operating lease and services agreement the Company is required to pay a minimum monthly fee of $37,000. During 2000, the Company incurred approximately $296,000 in charges associated with this agreement. The Company anticipates having to make this payment until the sale of the ENCOAL Demonstration plant is completed.

Note 14. Income Taxes

The significant components of the Company's deferred tax assets and liabilities are:

2000
Deferred tax assets:
Net operating loss carryforwards	$ 22,817,000
Depreciation and amortization	46,000
Research and development credits	390,000
Accrued interest	205,000
Deferred payroll	460,000
Other	20,000
23,938,000
Deferred tax liabilities other	(108,000)
Net deferred tax assets	23,830,000
Deferred tax assets valuation allowance	(23,830,000)
$ -

Due to uncertainties related to, among other things, the extent and timing of the Companys future taxable income and its ability to realize the potential benefits of the not operating loss carryforwards, the company increased its valuation allowance by approximately $2,020,000 and $777,000 to offset increases in its deferred tax assets during the years ended December 31, 2000 and 1999, respectively, and accordingly, no credits for income taxes are included in the accompanying consolidated statements of operations.

At December 31, 2000, the Company had net operating losses available for carryforward for federal and state tax purposes of approximately $64,094,000 and $11,885,000, respectively. Federal and state loss carryforwards of $368,000 and $3,879,000, respectively, expired in 2000 and will not be available for carryforward into 2001. The difference between federal and state loss carryforwards is primarily attributable to the 50% limitation of California loss carryforwards. The Company also has research credit carryforwards of approximately $390,000 which will begin to expire in 2004 unless previously utilized.

At December 31, 2000, the Company had net operating loss carryforwards for federal and state tax purposes expiring as follows:

Year Expires	Federal	State
2001	$ 849,000	$ 1,979,000
2002	1,151,000	2,215,000
2003	1,217,000	2,710,000
2004	6,984,000	1,867,000
2005	2,288,000	3,114,000
2006	3,750,000	-
2007	8,111,000	-
2008	5,723,000	-
2009	5,057,000	-
2010	4,614,000	-
2011	4,654,000	-
2012	4,385,000	-
2013	5,383,000	-
2014	3,697,000	-
2015	6,231,000	-
Total loss carryforwards	$64,094,000	$11,885,000

Note 15. Extraordinary Item

In December 1999 the Company recorded an extraordinary gain on the extinguishment of a $1,130,000 debt. The extraordinary gain on extinguishment of debt is related to the assumption of a $1,130,000 liability to MHI which the Company assumed with its acquisition of various assets from AEI (See Note 4 "LFC Process Related Assets"). This liability was subsequently forgiven by MHI in accordance with the restructured LFC Tech joint venture agreements with MLFC. The Company recorded the extraordinary gain on its 1999 consolidated statement of operations on a gross basis, as no tax liability was incurred due to sufficient state and federal loss carryforwards.

Note 16. Subsequent Events

During the first quarter of 2001, the Company raised approximately $625,000 through the issuance of approximately $196,000 in short-term convertible notes payable and approximately 4,300,000 shares of restricted common shares to accredited investors.

In February 2001, the Board of Directors approved the 2001 Non-Qualified Stock Option Plan (the "2001 Stock Plan") pursuant to which a maximum aggregate of 4,000,000 shares was reserved for grant. Under the 2001 Stock Plan, employees may be granted as an incentive or bonus an opportunity to purchase common stock in the Company, by way of non-qualified (a) stock option or warrants, (b) stock purchase rights, (c) stock appreciation rights and (d) long term performance awards. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee.

The Company and subsidiaries of AEI specifically, Bluegrass and Americoal, have amended effective March 31, 2001 (the "Eighth Amendment"), certain terms and conditions of the Amended Acquisition Agreement between the parties, dated December 9, 1999. The Eighth Amendment essentially provided the Company with an extension of the March 31, 2001 date to April 30, 2001 in which to satisfy various terms and conditions more fully described in the Amended Acquisition Agreement. The extension was granted under substantially similar terms and conditions as those agreed to in the previous extension. All other terms and conditions of the Amended Acquisition Agreement remain in full force and effect.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The information required by this Part III will be provided in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders (involving the election of Directors), which definitive proxy statement will be filed pursuant to Regulation 14A no later than April 30, 2001, and is incorporated herein by this reference to the following extent:

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

2.1 Merger Agreement between VDI and Genesis.(2)
3.1.1 Articles of Incorporation, as amended.(1)
3.1.2 Restated Articles of Incorporation.(4)
3.1.3Articles of Amendment to the Articles of Incorporation of SGI International.(19)
3.1.4 Amended Articles of Amendment to the Articles of Incorporation of SGI International.(23)
3.2.1 By-laws, as amended.(2)(3)
3.2.2 Amended and Restated By-laws.(4)
3.2.3 By-Laws, as Amended (9/20/90).(7)
4.1 Form of Warrants - Series A through H.(4)
4.2 Form of Amended Warrants.(8)
4.3 Form of Amended Warrants.(9)
4.4 Form of Warrants - Series I, M, S and P.(4)
4.5 Form of Series 90B Units (Promissory Note and Preferred Stock).(7)
4.6 Form of Series 90C Units (Promissory Note and Preferred Stock).(7)
4.7 Form of Series 90D Units (Promissory Note and Preferred Stock).(7)
4.8 Form of Series P90 Preferred Stock.(7)
4.9 Form of Series PS90 Preferred Stock.(7)
4.10 Form of Series 91A Units (Promissory Note and Preferred Stock).(10)
4.11 Form of Series 91D Units (Promissory Note and Preferred Stock).(10)
4.12 Form of Series 91E Units (Promissory Note and Preferred Stock).(10)
4.13 Form of Series 91V Units (Promissory Note and Preferred Stock).(10)
4.14 Form of Series 91P Preferred Stock.(10)
4.15 Form of Series 91R Preferred Stock.(10)
4.16 Form of Series 91S Preferred Stock.(10)
4.17 Form of Series 91T Preferred Stock.(10)
4.18 Form of Series 91M Preferred Stock.(11)
4.19 Form of Series 92A Preferred Stock.(11)
4.20 Form of Series 92B Preferred Stock.(11)
4.21 Form of Series 93A Units (Promissory Note and Preferred Stock).(12)
4.22 Form of Series 93B Units (Promissory Note and Preferred Stock).(12)
4.23 Form of Series 93C Units (Promissory Note and Preferred Stock).(12)
4.24 Form of Series 94A Units (Promissory Note and Preferred Stock).(13)
4.25 Form of Series 94B Units (Promissory Note and Preferred Stock).(13)
4.26 Form of Series 95R Convertible Preferred Stock. (14)
4.27 Form of Series 96A Convertible Preferred Stock. (15)
4.28 Form of Series 96B Convertible Preferred Stock. (15)
4.29 Certificate of Secretary re: Designation of Series 97C Preferred Stock.(16)
4.30 Form of Common Stock Certificate.(16)
4.31 Form of Warrant Certificate re: Existing Warrants.(17)
4.32 Form of Stock Purchase Warrant re: 97D and 97F Preferred Stock.(17)
4.33 Form of Stock Purchase Warrant re: Series 97B Preferred Stock.(16)
4.34 Form of Stock Purchase Warrant re Series 97G Preferred Stock.(16)
4.35 Agreement between the Registrant and AEM dated December 11, 1997.(16)
4.36 Form of Series 98A Stock Purchase Warrant.(18)
4.37 Amended Certificate of Secretary re: Designation of Series 98D Preferred Stock.(18)
4.38 Form of Series 98D Convertible Preferred Stock.(18)
4.39 Certificate of Secretary re: Designation of Series 96B Preferred Stock. (19)
4.40 Amended Certificate of Secretary re: Designation of Series 97B Preferred Stock. (19)
4.41 Form of Promissory Notes payable to Settondown Capital International, Ltd.(20)
4.42 Promissory Note dated April 14, 1999, for $50,000.(21)
4.42.1 Amended Promissory Note dated April 14, 1999 for $50,000. (23)
4.43 Promissory Note dated April 23, 1999, for $25,000.(21)
4.44 Form of Extension Agreement dated June 24, 1998.(21)
4.45 Form of Note Extension Agreement dated March 24, 1999.(21)
4.46 Amended Certificate of Secretary re: Designation of Series 99-D Preferred Stock.(22)
4.47 Form of Restricted Stock Purchase Agreement.(22)
4.48 Form of Series 99-D Convertible Preferred Stock.(22)
4.49 Form of Series 99-D Convertible Debentures.(22)
4.50 Form of Amended Stock Purchase Warrant re: Series 99-D Offering dtd August 27, 1999.(22)
4.51 Form of Non Recourse Promissory Note dated December 31, 1999.(25)
4.52 Promissory Note dated November 15, 2000, for $35,000. (23)
4.53 Guarantee Agreement dated December 10, 2000 (23)
4.54 Form of Promissory Notes in 2000. (26)
4.55 Form of Promissory Note with Registration Rights. (27)
4.56 Form of Promissory Note without Registration Rights. (27)
4.57 Form of Promissory Note payable in cash or stock. (27)
4.58 Form of July 2000 Warrant. (27)
4.59 Promissory Note dated January 26, 2000, for $100,000. (29)
10.1 Lease of executive offices (LJF).(7)
10.2 Second Amended lease of executive offices. (26)
10.3 Participation Agreement (including Participation Agreement, Confidentiality Agreement and Addendum).(4)
10.4 Partnership Agreement, dated as of 9/30/89.(6)
10.4.1 First Amendment to Partnership Agreement dated as of 12/1/91.(10)
10.4.2 Second Amendment to Partnership Agreement dated as of 5/1/95.(14)
10.5 Accounting Procedures.(6)
10.6 Technology Transfer Agreement (SGI/OCET) dated 3/17/95.(14)
10.6.1 First Amendment to Technology Transfer Agreement dated as of 5/15/95.(14)
10.6.2 Second Amendment to Technology Transfer Agreement dated as of August 25, 1996. (15)
10.7 LFC Joint Venture Formation Agreement dated January 14, 1999, between Registrant and MLFC Corporation. (19)
10.8 Amended Operating Agreement dated January 14, 1999, between Registrant and MLFC Corporation. (19)
10.9 Amended License Agreement dtd January 14, 1999, between Registrant and LFC Technologies, LLC. (19)
10.10 Amended and Restated Services Agreement dated January 14, 1999, between Registrant and MLFC Corporation     and LFC Technologies, LLC. (19)
10.11 Form of Agreement and Assignment by SGI International to LFC Technologies, LLC.(22)
10.12 LFC Technologies, LLC Second Amendment to the License Agreement.(22)
10.13 Addendum to Amended and Restated Service Agreement.(22)
10.14 Transfer and Development Agreement.(22)
10.15 Consulting Agreement dated October 5, 1999, between Registrant and Elon A. Place.(28)
10.16 Form of OCET Stock Pledge Agreement between the Registrant and the holders thereof.(25)
10.17 1996 Omnibus Stock Option Plan. (24)
10.18 2001 Non-Qualified Stock Plan. (28)
10.19 Amendment to OCET lease. (26)
22.1 Subsidiaries.(25)
22.2 Consent of J.H. Cohn LLP, Independent Public Accountants. (23)
99.1 Other Notes (Healy Alaska).(5)

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
(2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed on April 24, 1985.
(3) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1985.
(4) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1987.
(5) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended June 30, 1988.
(6) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ended March 31, 1990.
(7) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1990.
(8) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 1990.
(9) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on March 1, 1991.
(10) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1991.
(11) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the l year ended December 31, 1992.
(12) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31, 1993.
(13) Incorporated by reference to Report on Form 10K (File No. 2-93124) for the year ended December 31, 1994.
(14) Incorporated by reference to Report on Form 10-K (File No. 2-93124) for the year ended December 31, 1995.
(15) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-8 (File No. 2-93124) filed on December 26, 1996.
(16) Incorporated by reference to Exhibit 4 in Registration Statement on Form S-2 (File No. 2-93124) filed on January 23, 1998.
(17) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1997.
(18) Incorporated by reference to Report on Form 10-Q (File No. 2-93124) for the quarter ending September 30, 1998.
(19) Incorporated by reference to Exhibit 4 and 10 in Registration Statement on Form S-2 (File No. 2-93124) filed on February 4, 1999.
(20) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending March 31, 1999.
(21) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending June 30, 1999.
(22) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending September 30, 1999.
(23) Filed herewith.
(24) 1997 Proxy Statement.
(25) Incorporated by reference to Report on Form 10-KSB (File No. 2-93124) for the year ending December 31, 2000.
(26) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending June 30, 2000.
(27) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending September 30, 2000.
(28) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 2-93124) (the "Registration Statement") filed on February 15, 2001.
(29) Incorporated by reference to Report on Form 10-QSB (File No. 2-93124) for the quarter ending March 31, 2000
(b) Reports on Form 8-K.

On October 10, 2000, and then again on December 15, 2000, the Company reported on its Current Report on form 8-K, filed with the Securities and Exchange Commission, that it had amended (the "Amendments"), certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between itself and certain subsidiaries of AEI Resources, dated December 9, 1999. The Amendments essentially provide SGI with an extension of the date, to March 31, 2001, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of April 2001.

SGI INTERNATIONAL

By: /S/MICHAEL L. ROSE
     Michael L. Rose, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                            TITLE                                                     DATE

S/MICHAEL L. ROSE                                President and Chief Executive                  April 10, 2001
Michael L. Rose                                           Officer, Director

/S/GEORGE E. DONLOU                          Vice President Finance/                          April 10, 2001
George E. Donlou                                         Controller

/S/JAMES W. MAHLER                            Executive Vice President,                        April 10, 2001
James W. Mahler                                          Director

/S/JOHN R. TAYLOR                                 Senior Vice President,                             April 10, 2001
John R. Taylor                                              Director

/S/ERNEST P. ESZTERGAR                     Senior Vice President Technology,          April 10, 2001
Ernest P. Esztergar                                       Director

/S/RICHARD B. BEIN                                Director                                                  April 10, 2001
Richard B. Bein

/S/EDWARD D. DOHERTY                       Director                                                  April 10, 2001
Edward D. Doherty

/S/WILLIAM A. KERR                             Director                                                  April 10, 2001
William A. Kerr

/S/BEN W. REPPOND                             Director                                                 April 10, 2001
Ben W. Reppond

/S/JEFFREY L. SMITH                            Director                                                 April 10, 2001
Jeffrey L. Smith