Form 10QSB
period 2001-03-31
SGI INTERNATIONAL
filed 2001-05-15
CIK 737955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File Number 2-93124

SGI International
(Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	33-0119035 (I.R.S. Employer Identification No.)

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

[X] Yes [ ] No

The number of shares of common stock, no par value, outstanding as of May 4, 2001, was 84,327,638.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

TABLE OF CONTENTS

FORM 10-QSB

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash	$ 472,630	$ 410,352
Restricted cash deposit	200,000	200,000
Trade accounts receivable, less allowance for doubtful accounts of $45,857 and $47,989	470,373	1,048,996
Inventories	414,064	414,268
Costs and estimated earnings in excess of billings on contracts	340,448	212,742
Prepaid expenses and other current assets	35,553	78,826
Total current assets	1,933,068	2,365,184

LFC Royalty rights, net	549,938	628,500
LFC Process equipment, net	198,810	230,225
Investment in LFC Investees	214,398	225,608
LFC cogeneration project, net	78,963	105,284
LFC related notes receivable, net	150,000	150,000
Other assets, net	26,656	26,337
Property, plant and equipment, net of accumulated depreciation and amortization of $1,416,597 and $1,363,452	2,373,882	2,415,823
Goodwill, net of accumulated amortization of $252,568 and $240,585	227,676	239,659
Interest receivable on notes from stockholders	46,971	37,680
	$ 5,800,362	$ 6,424,300
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 1,104,293	$ 1,006,575
Notes payable, net	1,647,437	1,673,738
Accrued salaries, benefits and related taxes	1,390,989	1,271,155
Billings in excess of costs and estimated earnings on contracts	645,396	976,867
Interest payable	328,661	298,893
Other accrued expenses	253,885	284,470
Current maturities of long-term debt	4,170,386	4,170,386
Total current liabilities	9,541,047	9,682,084
Long-term debt, less current maturities	2,305,584	2,259,204
Total liabilities	11,846,631	11,941,288
COMMITMENTS AND CONTINGENCIES
Minority interest	453,920	454,997

Stockholders' deficiency:
Convertible preferred stock	605	605
Common stock	54,746,542	53,885,499
Paid-in capital	8,132,743	7,929,297
Accumulated deficit	(68,909,079)	(67,316,386)
Notes receivable from stockholders	(471,000)	(471,000)
Total stockholders' deficiency	(6,500,189)	(5,971,985)
	$ 5,800,362	$ 6,424,300
See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended March 31,	2001	2000
REVENUES:
Contract revenues
$1,254,592
		$1,055,711

EXPENSES:
Cost of sales	784,168	809,715
Research and development	463,887	368,730
Loss on LFC investee	11,210	18,853
Selling, general and administrative	858,189	835,584
Legal and accounting	98,003	97,475
Depreciation and amortization	201,819	226,109
Total expenses	2,417,276	2,356,466
Loss from operations	(1,162,684)	(1,300,755)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(523,418)	(210,227)
Other income	92,332	19,023
Loss before minority interest in consolidated subsidiary	(1,593,770)	(1,491,959)

Minority interest in loss of consolidated subsidiary	1,077	5,164
Net loss	$ (1,592,693)	$ (1,486,795)
Loss per common share basic	$ (0.02)	$ (0.03)

Weighted average shares outstanding	79,823,677	57,171,299
See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Convertible
	Preferred Stock		Common Stock			Accumulated	Notes	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Receivable	Deficiency

Balances at December 31, 2000	60,518	$ 605	77,049,377	$ 53,885,499	$ 7,929,297	$ (67,316,386)	$ (471,000)	$ (5,971,985)
Issuance of common stock for services and operating activities
			511,211	93,935				93,935
Issuance of common stock for cash, net			4,460,751	444,410	(13,133)			431,277
Issuance of common stock for notes payable and interest
2,045,493
				322,698				322,698
Imputed beneficial conversion feature related to convertible debt					216,579			216,579
Net loss						(1,592,693)		(1,592,693)

Balances at March 31, 2001	60,518	$ 605	84,066,832	$ 54,746,542	$ 8,132,743	$ (68,909,079)	$ (471,000)	$ (6,500,189)

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31,	2001	2000
Operating activities:
Net loss	$ (1,592,693)	$ (1,486,795)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	201,819	226,109
Common stock issued for services and operating activities	30,616	40,025
Common stock issued for interest	2,569	-
Amortization of beneficial conversion feature on debt	296,135	-
Accrued long-term interest expense	46,380	51,804
Accrued interest income	(9,291)	(9,394)
Minority interest in loss of consolidated subsidiary	(1,077)	(5,164)
Equity in net loss of LFC investee	11,210	18,853
Changes in operating assets and liabilities:
Trade accounts receivable	450,917	(449,038)
Inventories	204	(1,518)
Prepaid expenses and other current assets	43,273	20,042
Accounts payable	97,718	7,984
Billings in excess of costs and estimated earnings on contracts	(331,471)	290,279
Accrued salaries, benefits and related taxes	119,834	23,001
Interest payable	47,639	17,513
Other accrued expenses	32,734	(11,540)
Net cash used in operating activities	(553,484)	(1,267,839)
Investing activities:
Purchase of property and equipment	(11,203)	(2,721)
Additions to LFC Process equipment	-	(72,000)
Other assets	(713)	-
Net cash used in investing activities	(11,916)	(74,721)
Financing activities:
Proceeds from issuance of debt	196,401	425,705
Payments of notes payable	-	(2,375)
Proceeds from issuance of common stock	431,277	1,209,028
Net cash provided by financing activities	627,678	1,632,358
Net increase in cash	62,278	289,798
Cash at beginning of period	410,352	278,391
Cash at end of period	$ 472,630	$ 568,189
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 126,138	$ 131,304
Supplemental disclosure of non-cash activities:
Conversion of preferred stock	-	38,312
Common stock issued for accrued liabilities	63,319	-
Common stock issued for debt and interest payable	320,129	400,378
Imputed beneficial conversion feature related to convertible debt	193,599	-

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements of SGI International and subsidiaries for the three months ended March 31, 2001, and 2000, are unaudited and in the opinion of management have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position as of March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001, and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The recovery of amounts invested in the Company's principal assets, the LFC and OCET Process assets are dependent upon the Company's ability to adequately fund its on-going development operations and any capital contributions that may be required for its joint venture "LFC Technologies, LLC" ("LFC Tech") with MLFC Corporation ("MLFC"), a wholly-owned subsidiary of Mitsubishi Corp. Furthermore, the ability to successfully bring both LFC and OCET Process technologies to commercialization will ultimately depend on the Company's ability to attract sufficient additional equity, debt or other third-party financing.

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

The Company had negative working capital of $7,608,000 and an accumulated deficit of $68,909,000 at March 31, 2001. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements. The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that their efforts will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) Financing Transactions

During the quarter ended March 31, 2001, the Company, upon maturity, exchanged three notes payable aggregating $226,192 in principal and interest for 1,585,939 shares of common stock.

During the quarter ended March 31, 2001, the Company sold seven notes payable aggregating $196,401 for cash. The notes bear interest at 9% per annum, mature one year from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 2,532,126 shares of restricted common stock. In conjunction with the sale of these notes the Company recorded a beneficial conversion feature of $193,599.

During the three month period ended March 31, 2001, the Company issued approximately 4,461,000 shares of restricted common stock to accredited investors for approximately $444,000 in cash. In connection therewith the Company paid approximately $13,000 in fees for services rendered.

In February 2001, the Board of Directors approved the 2001 Non-Qualified Stock Option Plan (the "2001 Stock Plan") pursuant to which a maximum aggregate of 4,000,000 shares was reserved for grant. Under the 2001 Stock Plan, employees may be granted as an incentive or bonus an opportunity to purchase common stock in the Company, by way of non-qualified (a) stock options or warrants, (b) stock purchase rights, (c) stock appreciation rights and (d) long term performance awards. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee. During the quarter ended March 31, 2001, in accordance with the 2001 Stock Plan , the Company issued warrants at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants and incentive options are exercisable for a total of 1,215,000 shares of common stock at $0.26 per share, the closing bid prices on the grant dates. The warrants are exercisable one year from the date of grant and expire on December 31, 2005.

During the quarter ended March 31, 2001, the Company, as provided in their related consulting agreements, issued approximately 392,000 restricted common shares to consultants for services rendered, valued at approximately $69,500.

During the quarter ended March 31, 2001, the Company issued approximately 70,000 shares of restricted common stock valued at approximately $14,500. The shares were issued in full settlement of two contractual claims which arose in the ordinary course of business.

(4) Related Party Transactions

During the quarter ended March 31, 2001, two outside directors of the Company, upon maturity, exchanged their notes payable aggregating $96,506 in principal and interest for 459,554 shares of restricted common stock. On the day of the exchange the bid price of the Company's common stock was $0.21.

On December 10, 2000, as a condition for obtaining a $100,000 line-of-credit for AMS with a financial institution, an entity controlled by an outside director guaranteed the payment of the line-of-credit which expires on December 31, 2001. In return for this guarantee the Company during the quarter ended March 31, 2001, paid this entity 50,000 shares of restricted common stock valued at $10,000.

Effective March 23, 2001, the Company amended the terms of a $25,000 note payable to an outside director of the Company. Pursuant to the amendment the note is now due five days after the Company receives written notice of demand and may be paid by mutual consent in cash or restricted stock.

(5) Composition of Certain Financial Statement Captions

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out cost method. Substantially, all inventories represent finished goods held for use in operations.

Property, Plant and Equipment

	March 31,	December 31,
	2001	2000

ENCOAL Demonstration Plant	$ 2,121,000	$ 2,121,000
Laboratory equipment	1,036,000	1,036,000
Machinery and equipment	197,000	196,000
Computer equipment	267,000	266,000
Office furniture and fixtures	73,000	72,000
Leasehold improvements	54,000	54,000
Projects under construction	43,000	34,000
	3,791,000	3,779,000
Less accumulated depreciation	(1,417,000)	(1,363,000)
Net property, plant and equipment	$ 2,374,000	$ 2,416,000

Notes Payable

The Company from time to time issues various notes payable which contain a beneficial conversion feature. The Company in accordance with accounting principles generally accepted in the United States of America has recognized this beneficial conversion feature by allocating a portion of the proceeds to additional paid-in capital and as an offset to the notes payable. During the three month period ended March 31, 2001, the Company amortized approximately $296,000 of the beneficial conversion feature. Short-term notes payable are shown below net of the unamortized portion of the beneficial conversion feature.

	March 31,	December 31,
	2001	2000

Notes payable	$ 2,201,611	$ 2,307,468
Beneficial conversion feature	(554,174)	(633,730)
Notes payable, net	$1,647,437	$ 1,673,738

(6) INFORMATION ON INDUSTRY SEGMENTS

The Company in the past has managed its segments based on business units that are in turn based along technological lines. These business units offer products and services to different markets in accordance with their underlying technology. Accordingly, the Company's three business segments were centered on the operations associated with the LFC Process, the OCET Process and the manufacturing of custom automated assembly systems.

During 2000, the Company's focus of its OCET lab and technical facilities slowly shifted from being primarily devoted to the OCET Process, to more of a general research and development facility capable of assisting the Company on its various research and development projects. These various research and development projects include (a) enhancing the value of the various CDL by-products, (b) advancing the Level Sensor Technology, (c) further developing the Asphaltenes to Coal Process and (d) advancing the development of the OCET Process. In keeping with this changing focus the Company effective February 28, 2001, combined the OCET lab and the SGI Technical Center ("SGITC") into one corporate wide research facility which will now be known solely as SGITC. Accordingly, all assets not solely devoted to the OCET Process and the OCET lab's lease have been transferred to SGITC, a division of SGI International. This combination will not result in any change in business segment reporting as the Company will continue to report the operations of its technical facilities as one segment by combining OCET's operations and those of SGITC.

The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant intersegment sales and intersegment transfers are done at cost.

Three months ended	Automated	LFC
March 31,	Assembly	Process	SGITC	Corporate	Total

2001
Revenues	$ 1,255,000	$ -	$ -	$ -	$ 1,255,000
Net income (loss)	232,000	(736,000)	(36,000)	(1,053,000)	(1,593,000)
Equity in operations of investee	-	(11,000)	-	-	(11,000)
Identifiable assets, net	1,644,000	3,706,000	120,000	330,000	5,800,000
Depreciation and amortization	31,000	137,000	31,000	3,000	202,000
R&D expenditures	-	327,000	82,000	55,000	464,000
Interest expense	-	-	-	523,000	523,000

2000
Revenues	$ 1,054,000	$ -	$ 2,000	$ -	$ 1,056,000
Net income (loss)	35,000	(679,000)	(172,000)	(671,000)	(1,487,000)
Equity in operations of investee	-	(19,000)	-	-	(19,000)
Identifiable assets, net	1,777,000	4,316,000	186,000	994,000	7,273,000
Depreciation and amortization	31,000	138,000	53,000	4,000	226,000
R&D expenditures	-	235,000	134,000	-	369,000
Interest expense	1,000	-	-	209,000	210,000

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Net Loss per Common Share. Basic net loss per common share for the period ended March 31, 2001, decreased approximately $0.01 per share over the prior year period. The decrease in basic net loss per share for the current three month period is attributable to an increase in the weighted average number of common shares outstanding as the net loss for the quarter increased approximately $106,000 over the prior year.

Revenues and Gross Margin. Revenues and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Revenues and gross margin at AMS for the three months ended March 31, 2001, increased 19% and 14%, respectively, over 2000. Gross margins may vary in any given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines, as well as efficiencies related to the overall utilization of AMS' manufacturing resources. It is expected that gross margins on future revenues will be at or below normal levels of approximately 24% of sales.

The Company attributes the increase in revenues primarily to strong sales to the medical industry which continued from the prior year. Future sales to all sectors for the remainder of 2001 are anticipated to be below prior year levels. This projection is based on the slowing U. S. economy and order activity.

Loss on Investment in LFC Investee. The Company's share of the losses for its LFC joint venture (LFC Tech) for the three months ended March 31, 2001, decreased 41% over the same prior year period. The decrease is primarily attributable to a decrease in legal and accounting fees for the quarter.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2001, increased 26% over the same prior year period. The increase is primarily attributable to a reduction in capitalizable engineering and development work related to the ENCOAL LFC plant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001, increased 3% over the same prior year period. The increase is primarily attributable to the carrying costs associated with the ENCOAL LFC plant. Selling, general and administrative expenses for AMS increased approximately $24,000 or 13% over the same prior year period due to increased selling expenses.

Legal and Accounting Expenses. Legal and accounting expenses for the three months ended March 31, 2001, remained relatively unchanged over the same prior year period.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three months ended March 31, 2001, decreased 11% over the same prior year period due primarily to a significant portion of the Company's laboratory assets becoming fully depreciated.

Interest Expense. Interest expense for the three months ended March 31, 2001, increased 149% over the same prior year period. The increase is primarily due to a non-cash interest charge of approximately $296,000 related to the amortization of the imputed beneficial conversion feature of various convertible notes payable, primarily issued during the last half of 2000.

Other Income. Other income for the three months ended March 31, 2001, increased 385% due the Company's receipt of $75,000 in settlement of a lawsuit.

Liquidity and Capital Resources

As of March 31, 2001, the Company had assets totaling $5,800,000, including restricted cash of $200,000, and a working capital deficiency of $7,608,000. Current maturities of approximately $4,200,000 of long-term debt, along with current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at March 31, 2001. This is compared to assets of $7,300,000 and a $1,475,000 working capital deficiency as of March 31, 2000. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of March 31, 2001.

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

The Company had long-term liquidity deficiencies at March 31, 2001. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking additional funds through the financing, sale and operation of the ENCOAL Demonstration plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The use of cash in operating activities of approximately $553,000 and $1,268,000 for the quarters ended March 31, 2001, and 2000, respectively, are primarily related to the Company's general operating expenses and R&D activities. The decrease of approximately 56% or $715,000 over the previous years' quarter is essentially due to a decrease in accounts receivable which has been offset by an increase in billings in excess of costs.

The Company's investing activities amounted to a use of cash of approximately $12,000 and $75,000 for the quarters ended March 31, 2001, and 2000, respectively. The use of cash in the current year is primarily related to projects under construction for the acquisition of machinery and equipment at the ENCOAL Demonstration plant. AMS had no significant acquisitions of equipment during the three month period ended March 31, 2001.

In 2001, the Company is projecting no significant capital expenditures for equipment at OCET and that AMS may have to curtail or cut back on its approximately $300,000 capital improvements project which it started in 2000. Further, the Company, through collaboration with another larger and better capitalized company, intends to obtain financing estimated at $13,700,000 for the ENCOAL Demonstration plant. The financing is for capital improvements and start-up expenditures which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the improvements which the Company intends to make to the ENCOAL Demonstration plant, the Company as of March 31, 2001, does not have any material requirements or commitments for capital expenditures. The amount of cash used for investing activities in a given period are directly related to development requirements and cash availability.

The Company's net financing activities raised approximately $628,000 and $1,632,000 for the three month periods ended March 31, 2001, and 2000, respectively. These funds were raised primarily through the private placement of debt and equity securities for both periods. See Note 3 "Financing Transactions" to the Notes to the Condensed Consolidated Financial Statements included in this Form 10-QSB.

During the fourth quarter of 2000, the Company was successful in obtaining a new line-of-credit to provide short term working capital to AMS. The line allows maximum borrowings of $100,000 and bears interest at prime plus 1%. At March 31, 2001, AMS had no borrowings under this line of credit. The agreement expires November 5, 2001.

As stated earlier the Company intends to obtain financing primarily related to improvements for the ENCOAL Demonstration plant estimated at $13,700,000. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code Section 29 tax credits will be required. Due to the tax laws surrounding the realization of these tax credits the financing of the ENCOAL Demonstration plant's improvements will require that the Company sell or lease the plant directly to the financier in order facilitate the transaction. Following any such transaction the Company expects it will continue to be involved with various aspects of the project, including the supervision of the improvements. In this case the Company will most likely not be required to make any expenditures for the improvements discussed earlier or assume the repayment of the financing associated with the improvements. There is no assurance that the Company will be able to obtain this financing, or if available, that its terms will be acceptable.

The Company has notes payable and associated accrued interest aggregating $4,170,000 required to be paid prior to October 31, 2001. In addition, as of March 31, 2001, the Company has approximately $1,702,000 of short-term notes payable which may be satisfied through the issuance of common stock.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2001, the Company, upon maturity, exchanged three notes payable aggregating $226,192 in principal and interest for 1,585,939 shares of common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor involved and restrictive legends were placed on the certificates.

During the quarter ended March 31, 2001, two outside directors of the Company, upon maturity, exchanged their notes payable aggregating $96,506 in principal and interest for 459,554 shares of restricted common stock. On the day of the exchange the bid price of the Company's common stock was $0.21. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor involved and restrictive legends were placed on the certificates.

On December 10, 2000, as a condition for obtaining a $100,000 line-of-credit for AMS with a financial institution, an entity controlled by an outside director guaranteed the payment of the line-of-credit which expires on December 31, 2001. In return for this guarantee the Company during the quarter ended March 31, 2001, paid this entity 50,000 shares of restricted common stock valued at $10,000.

Effective March 23, 2001, the Company amended the terms of a $25,000 note payable to an outside director of the Company. Pursuant to the amendment the note is now due five days after the Company receives written notice of demand and may be paid by mutual consent in cash or restricted stock.

During the quarter ended March 31, 2001, the Company sold seven notes payable aggregating $196,401 for cash. The notes bear interest at 9% per annum mature one year from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 2,532,126 shares of restricted common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

During the three month period ended March 31, 2001, the Company issued approximately 4,461,000 shares of restricted common stock to accredited investors for approximately $444,000 in cash. In connection therewith the Company paid approximately $13,000 in fees to J. Russo for services rendered. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors and legends were placed on the certificates.

In February 2001, the Board of Directors approved the 2001 Non-Qualified Stock Option Plan (the "2001 Stock Plan") pursuant to which a maximum aggregate of 4,000,000 shares was reserved for grant. Under the 2001 Stock Plan, employees may be granted as an incentive or bonus an opportunity to purchase common stock in the Company, by way of non-qualified (a) stock options or warrants, (b) stock purchase rights, (c) stock appreciation rights and (d) long term performance awards. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee. During the quarter ended March 31, 2001, in accordance with the 2001 Stock Plan , the Company issued warrants at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants and incentive options are exercisable for a total of 1,215,000 shares of common stock at $0.26 per share, the closing bid prices on the grant dates. The warrants were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from each of the employees. The warrants are exercisable one year from the date of grant and expire on December 31, 2005.

During the quarter ended March 31, 2001, the Company, as provided in their related consulting agreements, issued approximately 392,000 restricted common shares to consultants for services rendered, valued at approximately $69,500. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

During the quarter ended March 31, 2001, the Company issued approximately 70,000 shares of restricted common stock valued at approximately $14,500. The shares were issued in full settlement of two contractual claims which arose in the ordinary course of business. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE] ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS [NONE] ITEM 5. OTHER INFORMATION

The Company and subsidiaries of AEI, specifically, Bluegrass and Americoal, have amended effective April 30, 2001 (the "Ninth Amendment"), certain terms and conditions of the Amended Acquisition Agreement between the parties, dated December 9, 1999. The Ninth Amendment essentially provides the Company with an extension of the April 30, 2001, date to May 31, 2001, in which to satisfy various terms and conditions more fully described in the Amended Acquisition Agreement. The extension was granted under substantially similar terms and conditions as those agreed to in the previous extension. All other terms and conditions of the Amended Acquisition Agreement remain in full force and effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1    Form of promissory note payable in cash or stock. (3)
4.2    Form of Restricted Stock Subscription Agreement. (2)
4.3    Note Extension Agreement. (1)
10.1  2001 Non-Qualified Stock Plan. (4)
10.2  Guarantee Agreement dated December 10, 2000. (3)

_____________________

(1)  Filed herewith.
(2)  Incorporated by reference to Registrants report on Form 10QSB ending June 30, 1999.
(3)  Incorporated by reference to Registrants report on Form 10KSB ending December 31,2000.
(4)  Incorporated by reference to Registrants Registration Statement on Form S-8 filed February 15, 2001.

(b) Reports on Form 8-K

On March 16, 2001, the Company reported on its Current Report on form 8-K, filed with the Securities and Exchange Commission, that it had amended certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between itself and certain subsidiaries of AEI Resources, dated December 9, 1999.

  PART III. SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGI INTERNATIONAL

/s/ MICHAEL L. ROSE                     May 11, 2001
Michael L. Rose
Chairman of the Board, President
and Chief Executive Officer

/s/ GEORGE E. DONLOU                May 11, 2001
George E. Donlou
Vice President Finance/Controller