Form 10QSB
period 2001-06-30
SGI INTERNATIONAL
filed 2001-08-14
CIK 737955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[ X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001
or
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

[ X] Yes [   ] No

The number of shares of common stock, no par value, outstanding as of July 26, 2001, was 90,599,608.

Transitional Small Business Disclosure Format (Check one): [  ] Yes [ X ] No

TABLE OF CONTENTS

FORM 10-QSB

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	June 30,	December 31,
	2001	2000
	(Unaudited)	.
ASSETS
Current assets:
Cash	$ 146,252	$ 410,352
Restricted cash deposit	200,000	200,000
Trade accounts receivable, less allowance for doubtful accounts of $46,936 and $47,989	338,754	1,048,996
Inventories	413,861	414,268
Costs and estimated earnings in excess of billings on contracts	314,105	212,742
Prepaid expenses and other current assets	51,405	78,826
Total current assets	1,464,377	2,365,184

LFC Royalty rights, net	471,375	628,500
LFC Process equipment, net	167,394	230,225
Investment in LFC Investees	201,577	225,608
LFC cogeneration project, net	52,642	105,284
LFC related notes receivable, net	150,000	150,000
Property, plant and equipment, net of accumulated depreciation and amortization of $1,469,524 and $1,363,452	2,335,771	2,415,823
Goodwill, net of accumulated amortization of $264,551 and $240,585	215,693	239,659
Interest receivable on notes from stockholders	56,365	37,680
Other assets, net	28,216	26,337
	$ 5,143,410	$ 6,424,300
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 1,141,633	$ 1,006,575
Notes payable, net	1,962,670	1,673,738
Accrued salaries, benefits and related taxes	1,541,386	1,271,155
Billings in excess of costs and estimated earnings on contracts	122,081	976,867
Interest payable	484,092	298,893
Other accrued expenses	574,977	284,470
Current maturities of long-term debt	4,170,386	4,170,386
Total current liabilities	9,997,225	9,682,084
Long-term debt, less current maturities	2,360,544	2,259,204
Total liabilities	12,357,769	11,941,288
COMMITMENTS AND CONTINGENCIES

Minority interest	453,327	454,997

Stockholders' deficiency:
Convertible preferred stock	605	605
Common stock	55,148,823	53,885,499
Paid-in capital	8,356,214	7,929,297
Accumulated deficit	(70,702,328)	(67,316,386)
Notes receivable from stockholders	(471,000)	(471,000)
Total stockholders' deficiency	(7,667,686)	(5,971,985)
	$ 5,143,410	$ 6,424,300

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2001	2000	2001	2000
REVENUES:
Contract revenues	$ 1,130,024	$ 1,325,691	$ 2,384,616	$ 2,381,402

EXPENSES:
Cost of sales	843,173	1,002,463	1,627,341	1,812,178
Research and development	359,366	385,157	823,253	753,887
Selling, general and administrative	864,834	992,122	1,723,023	1,827,706
Loss on LFC Investees	12,821	3,226	24,031	22,079
Legal and accounting	118,637	85,482	216,640	182,957
Depreciation and amortization	201,621	218,320	403,440	444,429
Total expenses	2,400,452	2,686,770	4,817,728	5,043,236
Loss from operations	(1,270,428)	(1,361,079)	(2,433,112)	(2,661,834)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(537,171)	(203,489)	(1,060,589)	(413,716)
Other income	13,757	22,449	106,089	41,472
Loss before minority interest in consolidated subsidiary	(1,793,842)	(1,542,119)	(3,387,612)	(3,034,078)

Minority interest in loss of consolidated subsidiary	593	4,074	1,670	9,238
Net loss	$(1,793,249)	$ (1,538,045)	$ (3,385,942)	$ (3,024,840)
Net loss per common share basic	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)
Weighted average common shares outstanding	85,492,748	63,494,131	82,747,724	60,069,264

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Convertible							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Notes	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficiency

Balances at December 31, 2000	60,518	$ 605	77,049,377	$ 53,885,499	$ 7,929,297	$ (67,316,386)	$ (471,000)	$ (5,971,985)
Issuance of common stock for services and operating activities			824,783	141,556				141,556
Issuance of common stock for cash, net			7,529,275	724,410	(31,132)			693,278
Issuance of common stock for notes payable and interest			2,484,747	397,358				397,358
Imputed beneficial conversion feature related to convertible debt					458,049			458,049
Net loss						(3,385,942)		(3,385,942)
Balances at June 30, 2001	60,518	$ 605	87,888,182	$ 55,148,823	$ 8,356,214	$ (70,702,328)	$ (471,000)	$ (7,667,686)

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30,	2001	2000
Operating activities:
Net loss	$ (3,385,942)	$ (3,024,840)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	403,440	444,429
Common stock issued for services and operating activities	78,237	95,700
Common stock issued for interest	2,569	-
Notes payable issued for services	15,000	-
Non-employee compensation expense on issuance of warrants	-	11,412
Amortization of beneficial conversion feature on debt	603,833	-
Accrued long-term interest expense	94,506	94,063
Accrued interest income	(18,685)	(18,788)
Minority interest in loss of consolidated subsidiary	(1,670)	(9,238)
Equity in net loss of LFC Investees	24,031	22,080
Changes in operating assets and liabilities:
Restricted cash deposit	-	402,500
Trade accounts receivable	608,879	(220,771)
Inventories	407	1,044
Prepaid expenses and other current assets	27,421	(55,799)
Accounts payable	135,058	76,469
Accrued salaries, benefits and related taxes	270,231	188,252
Billings in excess of costs and estimated
earnings on contracts	(854,786)	127,437
Interest payable	203,070	43,798
Other accrued expenses	353,826	(27,254)
Net cash used in operating activities	(1,440,575)	(1,849,506)
Investing activities:
Additions to LFC Process equipment	-	(233,562)
Purchase of property and equipment	(26,020)	(28,236)
Other assets	(2,683)	-
Net cash used in investing activities	(28,703)	(261,798)
Financing activities:
Payments of notes payable	-	(4,750)
Payments on line-of-credit	-	(400,000)
Proceeds from issuance of debt	511,900	500,705
Proceeds from issuance of common stock	693,278	2,045,695
Net cash provided by financing activities	1,205,178	2,141,650
Net increase (decrease) in cash	(264,100)	30,346
Cash at beginning of period	410,352	278,391
Cash at end of period	$ 146,252	$ 308,737
Supplemental disclosure of cash flow information:
Interest paid	$ 147,495	$ 261,873
Supplemental disclosure of non-cash activities:
Conversion of preferred stock	-	38,313
Common stock issued for accrued liabilities	63,319	-
Common stock issued for debt and interest payable	394,789	401,172
Imputed beneficial conversion feature related to convertible debt	409,099	-
See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BUSINESS

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the Liquids From Coal ("LFC") Process and, the Opti-Crude Enhancement Technology ("OCET") Process. The LFC Process is designed to convert and upgrade low-rank coal into a higher Btu more efficient fuel and simultaneously produce a low temperature coal tar, which contains valuable chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly Manufacturing Systems, Inc. ("AMS"), a wholly owned subsidiary, the Company is in the business of designing and manufacturing custom precision automated assembly equipment. The Company is also attempting to develop the Level Sensor ("LS") and Asphaltenes Processing Technology. The LS technology is designed to overcome a number of limitations presented by existing "off-the-shelf" equipment and sensors. The Company's sensor is characterized by a high degree of sensitivity, electrical stability and its small size. The Asphaltenes Processing Technology is intended to convert the unwanted asphaltene by-products of the OCET Process, as well as the existing solvent deasphalting processes, into a coal-like fuel.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries for the three and six month periods ended June 30, 2001, and 2000, are unaudited and in the opinion of management have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company's consolidated financial position as of June 30, 2001, and its consolidated results of operations for the three and six months ended June 30, 2001 and 2000, changes in stockholders' deficiency for the six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-KSB previously filed with the Securities and Exchange Commission.

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

Success in commercialization of the LFC Process and OCET Process is dependent in large part upon the ability to enter into satisfactory arrangements with other partners, financiers or customers and upon the ability of these third parties to perform their responsibilities. The resources required to profitably develop, construct and operate a commercial LFC plant are likely to include hundreds of millions of dollars, and expertise in major plant development and operations. There can be no assurance any licenses, joint venture agreements or other arrangements will be available on acceptable terms, if at all; that any revenue will be derived from such arrangements; or that, if revenue is generated, any of said arrangements will be profitable to the Company. If the Company is unsuccessful in its attempts to license the LFC Process or OCET Process, or if such third parties are unsuccessful in profitably developing and operating LFC plants, the planned business and operations of the Company will likely not succeed and the Company would not be able to recover the carrying value of the long-lived assets related to either the LFC Process or OCET Process.

The Company had negative working capital of $8,533,000 and an accumulated deficit of $70,702,000 at June 30, 2001. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements. The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that their efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary in the event the Company cannot continue in existence.

(3) FINANCING TRANSACTIONS

During the quarter ended March 31, 2001, the Company, upon maturity, exchanged three notes payable aggregating $226,192 in principal and interest for 1,585,939 shares of common stock.

In February 2001, the Board of Directors approved the 2001 Non-Qualified Stock Option Plan (the "2001 Stock Plan") pursuant to which a maximum aggregate of 4,000,000 shares was reserved for grant. Under the 2001 Stock Plan, employees may be granted as an incentive or bonus an opportunity to purchase common stock in the Company, by way of non-qualified (a) stock options or warrants, (b) stock purchase rights, (c) stock appreciation rights and (d) long term performance awards. The terms and conditions of each award are at the discretion of the Board of Directors or any duly authorized committee. During the quarter ended March 31, 2001, in accordance with the 2001 Stock Plan , the Company issued warrants at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants and incentive options are exercisable for a total of 1,215,000 shares of common stock at $0.26 per share, the closing bid prices on the grant dates. The warrants are exercisable one year from the date of grant and expire on December 31, 2006.

During the quarter ended March 31, 2001, the Company issued approximately 70,000 shares of restricted common stock valued at approximately $14,500. The shares were issued in full settlement of two contractual claims which arose in the ordinary course of business.

During the quarter ended June 30, 2001, in accordance with the 2001 Stock Plan, the Company issued warrants at fair market value to employees and directors of the Company. The warrants are exercisable for a total of 430,000 shares of common stock at $0.14 per share, the closing bid price on the grant date. The warrants are exercisable one year from the date of grant and expire on December 31, 2006.

During the six months ended June 30, 2001, the Company issued approximately 7,529,000 shares of restricted common stock to accredited investors for approximately $724,000 in cash. In connection therewith, the Company paid $21,632 in cash and 98,572 shares of restricted stock valued at $9,500 for services rendered.

During the six months ended June 30, 2001, the Company, as provided in their related consulting agreements, issued approximately 607,000 restricted common shares to consultants for services rendered, valued at approximately $107,500.

During the quarter ended June 30, 2001, the Company, upon demand, exchanged $74,661 in principal of one 12% note payable for 439,254 shares of common stock.

During the six month period ended June 30, 2001, the Company sold nine notes payable aggregating $253,400 for cash. The notes bear interest at 9% per annum, mature one year from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 3,419,699 shares of restricted common stock. In conjunction with the sale of these notes the Company recorded a beneficial conversion feature of $250,599.

During the quarter ended June 30, 2001, the Company sold six notes payable aggregating $158,500 for cash. The notes bear interest at 9% per annum, mature two years from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 2,737,543 shares of restricted common stock. In conjunction with the sale of these notes the Company recorded a beneficial conversion feature of $158,500.

(4) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out cost method. Substantially, all inventories represent finished goods held for use in operations.

Property and Equipment

	June 30,	December 31,
	2001	2000

ENCOAL Demonstration Plant	$ 2,121,000	$ 2,121,000
Laboratory equipment	1,036,000	1,036,000
Machinery and equipment	206,000	196,000
Computer equipment	269,000	266,000
Office furniture and fixtures	73,000	72,000
Leasehold improvements	54,000	54,000
Projects under construction	47,000	34,000
	3,806,000	3 ,779,000
Less accumulated depreciation	(1,470,000)	(1,363,000)
Net property and equipment	$ 2,336,000	$ 2,416,000
Notes Payable

The Company from time to time issues various notes payable which contain a beneficial conversion feature. The Company in accordance with accounting principles generally accepted in the United States of America has recognized this beneficial conversion feature by allocating a portion of the proceeds to additional paid-in capital and as an offset to the notes payable. During the three and six month periods ended June 30, 2001, the Company amortized approximately $308,000 and $604,000, respectively, of the beneficial conversion feature. Short-term notes payable and bank lines of credit are shown below net of the unamortized portion of the beneficial conversion feature.

	June 30,	December 31,
	2001	2000

Short-term notes payable	$2,198,950	$ 2,307,468
Line of credit	100,000	-
Beneficial conversion feature	(336,280)	(633,730)
Notes payable, net	$1,962,670	$ 1,673,738

Long-Term Debt

	June 30,	December 31,
	2001	2000

Long-term debt	$ 6,682,596	$ 6,429,590
Current maturities of long-term debt	(4,170,386)	(4,170,386)
Beneficial conversion feature	(151,666)	-
Notes payable, net	$2,360,544	$ 2,259,204

(5) SEGMENT REPORTING

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

Three months ended	Automated	LFC	SGITC
June 30	Assembly	Process	Process	Corporate	Total

2001
Revenues	$ 1,130,000	$ -	$ -	$ -	$ 1,130,000
Income (loss) before income taxes	75,000	(615,000)	(300,000)	(953,000)	(1,793,000)
Equity in operations of investee	-	(13,000)	-	-	(13,000)
Depreciation and amortization	31,000	136,000	30,000	5,000	202,000
Research and development	-	145,000	213,000	1,000	359,000
Interest expense	-	-	-	537,000	537,000

2000
Revenues	$ 1,322,000	$ -	$ 4,000	$ -	$ 1,326,000
Income (loss) before income taxes	122,000	(676,000)	(136,000)	(848,000)	(1,538,000)
Equity in operations of investee	-	(3,000)	-	-	(3,000)
Depreciation and amortization	32,000	137,000	46,000	3,000	218,000
Research and development	-	242,000	103,000	40,000	385,000
Interest expense	-	-	-	203,000	203,000

Six months ended	Automated	LFC	SGITC
June 30	Assembly	Process	Process	Corporate	Total

2001
Revenues	$ 2,385,000	$ -	$ -	$ -	$ 2,385,000
Income (loss) before income taxes	307,000	(1,351,000)	(336,000)	(2,006,000)	(3,386,000)
Equity in operations of investee	-	(24,000)	-	-	(24,000)
Depreciation and amortization	62,000	273,000	61,000	7,000	403,000
Research and development	-	472,000	295,000	56,000	823,000
Interest expense	-	-	-	1,061,000	1,061,000

2000
Revenues	$ 2,376,000	$ -	$ 5,000	$ -	$ 2,381,000
Income (loss) before income taxes	157,000	(1,355,000)	(308,000)	(1,519,000)	(3,025,000)
Equity in operations of investee	-	(22,000)	-	-	(22,000)
Depreciation and amortization	63,000	275,000	99,000	7,000	444,000
Research and development	-	477,000	237,000	40,000	754,000
Interest expense	1,000	-	-	413,000	414,000

Total Assets by Segment	June 30, 2001	December 31, 2000
Identifiable assets, net
Automated Assembly	$ 1,216,000	$ 2,062,000
LFC Process	3,561,000	3,844,000
SGITC Process	98,000	153,000
Corporate	268,000	365,000
Total	$ 5,143,000	$ 6,424,000

(6) RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001, two outside directors of the Company, upon maturity, exchanged their notes payable aggregating $96,506 in principal and interest for 459,554 shares of restricted common stock. On the day of the exchange, the bid price of the Company's common stock was $0.21.

On December 10, 2000, as a condition for obtaining a $100,000 line-of-credit for AMS with a financial institution, an entity controlled by an outside director guaranteed the payment of the line-of-credit which expires on December 31, 2001. In return for this guarantee, the Company during the quarter ended March 31, 2001, paid this entity 50,000 shares of restricted common stock valued at $10,000.

Effective March 23, 2001, the Company amended the terms of a $25,000 note payable to an outside director of the Company. Pursuant to the amendment, the note is now due five days after the Company receives written notice of demand and may be paid by mutual consent in cash or restricted stock.

(7) RECENT ACCOUNTING PRONOUNCEMENT

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangibles assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial statements.

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

RESULTS OF OPERATIONS

Net Loss per Common Share. Basic net loss per common share for the three and six month periods ended June 30, 2001, remained the same and decreased $0.01 per share, respectively, over the same prior year periods. The net loss for the three and six month periods ended June 30, 2001, increased approximately 17% and 12%, respectively, over the same prior year periods. The decrease in basic net loss per share, for the six month period, is primarily attributable to an increase in the weighted average number of common shares outstanding.

Revenues and Gross Margin. Revenues and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Revenues at AMS for the three and six month periods ended June 30, 2001, increased 15% and remained relatively unchanged, respectively, over the same prior year periods. Gross margin as a percentage of sales for the three month period ended June 30, 2001, was 25%, compared to 24% over the same prior year period which is a return to normal operating levels. Gross margin for the six month period ended June 30, 2001, was 32% compared to 24% over the same prior year period. Gross margin is anticipated to remain at or below normal operating levels throughout the remainder of the fiscal year due to declining order activity. Gross margin may vary in any given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines, as well as efficiencies related to the overall utilization of AMS' manufacturing resources.

The Company attributes the slight increase in revenues for the six months ended June 30, 2001, primarily from sales to the medical industry which continued from the prior year. Future sales to all sectors for the remainder of 2001 are anticipated to be below prior year levels. This projection is based on the slowing U. S. economy and order activity.

Research and Development Expenses. Research and development expenses for the three and six month periods ended June 30, 2001, decreased 7% and increased 9%, respectively, over the same prior year periods. Research and development expenses are primarily related to the LFC Process as the Company has focused its efforts and limited resources on commercializing the LFC Process. Research and development of the Company's other technologies will resume at such time as more financial resources become available.

The decrease in research and development expenses for the three month period ended June 30, 2001 is primarily attributable to a decrease in labor related costs at the Company's research facilities. The increase in research and development expenses for the six months ended June 30, 2001, is primarily attributable to the Company capitalizing certain engineering costs in the prior year related to the ENCOAL LFC plant. Research and development expenses are anticipated to remain relatively static over the remainder of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six month periods ended June 30, 2001, decreased 13% and 6%, respectively, over the same prior year periods. The decrease for both the three and six month periods is primarily attributable to the shifting of costs associated with the annual meeting which has been moved from the second quarter of the year to the third quarter.

Selling, general and administrative expenses for AMS for the three and six month periods ended June 30, 2001, decreased 8% and remained relatively unchanged, respectively, over the same prior year periods. The decrease for the three month period ended June 30, 2001 is primarily the result of decreased sales/order activity due to a slowing U.S. economy.

Loss on Investment in LFC Investee. The Company's share of the losses for its LFC joint venture (LFC Tech) for the three and six months ended June 30, 2001, increased 297% and remained relatively unchanged, respectively, over the same prior year periods. The results of LFC Tech's operations are largely influenced by the timing of legal and accounting expenses associated with maintaining the various LFC Process patents. All other costs associated with the licensing and marketing of the LFC Process are being borne separately by the joint venture members.

Legal and Accounting Expenses. Legal and accounting expenses for the three and six month periods ended June 30, 2001, increased 39% and 18%, respectively, over the same prior year periods. The increase is related primarily to the recovery of certain legal expenses in the prior year, resulting from the settlement of various lawsuits to which the Company and AMS were parties. Legal and accounting expenses are expected to remain at current levels through the remainder of the year.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three and six month periods ended June 30, 2001, decreased 8% and 9%, respectively, over the same prior year periods. The decrease for both periods is due primarily to a significant portion of the Company's laboratory assets becoming fully depreciated.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2001, increased 164% and 156%, respectively, over the same prior year periods. The increase for the three and six month periods ended June 30, 2001, is primarily due to non-cash interest charges of approximately $308,000 and $604,000, respectively, related to the amortization of the imputed beneficial conversion feature of various convertible notes payable, primarily issued during the last half of 2000.

Other Income. Other income for the three and six month periods ended June 30, 2001, remained substantially unchanged and increased 156%, respectively over the same prior year periods. The increase in other income for the six months ended June 30, 2001, is due to the Company's receipt of $75,000 in the first quarter of the year in settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had assets totaling $5,100,000, including restricted cash of $200,000, and a working capital deficiency of $8,533,000. Current maturities of approximately $4,170,000 of long-term debt, along with current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at June 30, 2001. This is compared to assets of approximately $6,431,000 and a $2,046,000 working capital deficiency as of June 30, 2000. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of June 30, 2001.

In the short-term the Company has approximately $4,170,000 of unsecured notes payable and convertible debentures which mature on September 30, 2001 and must be paid or have the due date extended prior to October 31, 2001. The Company anticipates, based on preliminary discussions with these debt holders, that it will be able to extend the due dates of these liabilities as it has done in the past. However, there is no assurance that the Company will be successful partially or at all in extending the due dates once again. The rights to receive payment for both principal and interest of both the debenture holders and note holders are essentially similar with interest being payable quarterly in cash and the principal being due on September 30, 2001 as stated earlier. However, in the event the Company fails to make either a scheduled principal payment or interest payment on time, the rights for the two classes of debt holders are different. For the debenture holders, in the event the Company does not make either a scheduled principal or interest payment ten days after written notice of such non-payment from the debenture holder, then the debenture shall become immediately due and payable without presentment, demand, protest or further notice. For the note holders, in the event the Company does not make either a scheduled principal or interest payment on the due date then the note shall become immediately due and payable without presentment, demand, protest or notice of any other kind. As of June 30, 2001 the Company was in arrears on one quarter's interest payment to debenture and note holders representing approximately $3,400,000 and $163,000, respectively, of principal. As of June 30, 2001 no written demands for payment had been received by the Company. The Company believes that the reason for this is that it is in contact with many of these debt holders and is working diligently to bring these obligations current.

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

The Company had long-term liquidity deficiencies at June 30, 2001. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is seeking additional funds through the financing, sale and operation of the ENCOAL Demonstration plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The use of cash in operating activities of approximately $1,441,000 and $1,850,000 for the six months ended June 30, 2001, and 2000, respectively, is primarily related to the Company's general operating expenses and R&D activities. The decrease of approximately 22% or $409,000 over the previous year is essentially due to a decrease in accounts receivable, an increase in various accrued liabilities and an offsetting decrease in billings in excess of costs.

The Company's investing activities amounted to a use of cash of approximately $29,000 and $262,000 for the six months ended June 30, 2001, and 2000, respectively. The use of cash in the current year is primarily related to engineering costs associated with the future construction and acquisition of machinery and equipment at the ENCOAL Demonstration plant. AMS acquired approximately $12,000 of equipment during the six months ended June 30, 2001.

In 2001, the Company is projecting no significant capital expenditures at OCET and AMS will delay its approximately $300,000 capital improvements project which it started in 2000. Further, the Company, through collaboration with another larger and better capitalized company, intends to obtain financing estimated at $13,700,000 for the ENCOAL Demonstration plant. The financing is for capital improvements and start-up expenditures which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the improvements intended to be made to the ENCOAL Demonstration plant, the Company as of June 30, 2001, does not have any material requirements or commitments for capital expenditures. The amount of cash used for investing activities in a given period is directly related to development requirements and cash availability.

The Company's net financing activities raised approximately $1,205,000 and $2,142,000 for the six months ended June 30, 2001, and 2000, respectively. These funds were raised primarily through the private placement of debt and equity securities for both periods. See Note 3 "Financing Transactions" to the Notes to the Condensed Consolidated Financial Statements included in this Form 10-QSB.

During the fourth quarter of 2000, the Company was successful in obtaining a new line-of-credit to provide short term working capital to AMS. The line allows maximum borrowings of $100,000 and bears interest at prime plus 1%. At June 30, 2001, AMS had borrowings of $100,000 on this line of credit. The agreement expires November 5, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENT

In June, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangibles assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

[NONE]

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. As of June 30, 2001, the Company was not party to any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2001, in accordance with the 2001 Stock Plan, the Company issued warrants at fair market value to employees and directors of the Company. The warrants are exercisable for a total of 430,000 shares of common stock at $0.14 per share, the closing bid prices on the grant date. The warrants were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from each of the employees. The warrants are exercisable one year from the date of grant and expire on December 31, 2006.

During the quarter ended June 30, 2001, the Company issued approximately 3,069,000 shares of restricted common stock to accredited investors for approximately $280,000 in cash. In connection therewith the Company paid approximately $8,500 in cash and 98,572 shares of restricted stock valued at $9,500 for services rendered. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors and legends were placed on the certificates.

During the quarter ended June 30, 2001, the Company, as provided in their related consulting agreements, issued 215,000 restricted common shares to consultants for services rendered, valued at approximately $38,000. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

During the quarter ended June 30, 2001, the Company, upon demand, exchanged $74,661 in principal of one note payable for 439,254 shares of common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor involved and restrictive legends were placed on the certificates.

During the quarter ended June 30, 2001, the Company sold two notes payable aggregating $57,000 for cash. The notes bear interest at 9% per annum, mature one year from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 887,573 shares of restricted common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

During the quarter ended June 30, 2001, the Company sold six notes payable aggregating $158,500 for cash. The notes bear interest at 9% per annum, mature two years from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 2,737,543 shares of restricted common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE] ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
[NONE]
ITEM 5. OTHER INFORMATION

SGI International ("SGI") and subsidiaries of AEI Resources (collectively "AEI"), specifically, Bluegrass Coal Development Company and Americoal Development Company have amended effective June 30, 2001, (the "Eleventh Amendment") certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement) between the parties, dated December 9, 1999. The Eleventh Amendment essentially provided SGI with an extension of the June 30, 2001 date, to September 30, 2001, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement. The extension was granted under substantially similar terms and conditions as those agreed to in previous extensions. All other terms and conditions of the Acquisition Agreement remain in full force and effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Form of Warrant (1)
4.2 Form of Restricted Stock Subscription Agreement (2)
4.3 Form of Promissory Note payable in cash or stock (3)

(1) Filed herewith.
(2) Incorporated by reference to Registrants report on Form 10KSB ending December 31, 2000.
(3) Incorporated by reference to Registrants report on Form 10QSB ending March 31, 2001

(b) Reports on 8-K

On June 15, 2001, the Company reported on its Current Report on form 8-K, filed with the Securities and Exchange Commission, that it had amended effective May 31, 2001 (the "Tenth Amendment"), certain terms and conditions of the Amended and Restated Acquisition Agreement (the "Acquisition Agreement") between itself and certain subsidiaries of AEI Resources, dated December 9, 1999. The Tenth Amendment essentially provided SGI with an extension of the May 31, 2001, date to June 30, 2001, in which to satisfy various terms and conditions more fully described in the Acquisition Agreement.

Part III. Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SGI INTERNATIONAL

/s/ MICHAEL L. ROSE                      August 13, 2001
Michael L. Rose,
President and Chief Executive Officer

/s/ GEORGE E. DONLOU                  August 13, 2001
George E. Donlou
Vice President Finance and Controller