Form 10QSB
period 2001-09-30
SGI INTERNATIONAL
filed 2001-11-19
CIK 737955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
       September 30, 2001.
  or [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to     ________.
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

[ x ] Yes [  ] No

The number of shares of common stock, no par value, outstanding as of November 6, 2001, was 97,991,352.

Transitional Small Business Disclosure Format (Check one): [   ] Yes [ x ] No

TABLE OF CONTENTS

FORM 10-QSB

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2001	2000
-	(Unaudited)	-
ASSETS
Current assets:
Cash	$ 207,986	$ 410,352
Restricted cash deposit	200,000	200,000
Trade accounts receivable, less allowance for doubtful accounts of $48,026 and $47,989	121,346	1,048,996
Inventories	413,926	414,268
Costs and estimated earnings in excess of billings on contracts	289,526	212,742
Prepaid expenses and other current assets	47,681	78,826
Total current assets	1,280,465	2,365,184

LFC Royalty rights, net	392,813	628,500
LFC Process equipment, net	135,979	230,225
Investment in LFC Investees	191,399	225,608
LFC cogeneration project, net	26,321	105,284
LFC related notes receivable, net	150,000	150,000
Property, plant and equipment, net of accumulated depreciation and amortization of $1,494,394 and $1,363,452	2,310,901	2,415,823
Goodwill, net of accumulated amortization of $276,534 and $240,585	203,710	239,659
Interest receivable on notes from stockholders	65,863	37,680
Other assets, net	27,770	26,337
-	$ 4,785,221	$ 6,424,300
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 1,288,783	$ 1,006,575
Notes payable, net	1,623,483	1,673,738
Accrued salaries, benefits and related taxes	1,677,302	1,271,155
Billings in excess of costs and estimated earnings on contracts	30,341	976,867
Interest payable	596,924	298,893
Other accrued expenses	584,407	284,470
Current maturities of long-term debt	4,170,386	4,170,386
Total current liabilities	9,971,626	9,682,084
Long-term debt, less current maturities	2,461,865	2,259,204
Total liabilities	12,433,491	11,941,288
COMMITMENTS AND CONTINGENCIES

Minority interest	452,830	454,997

Stockholders' deficiency:
Convertible preferred stock	605	605
Common stock	56,035,115	53,885,499
Paid-in capital	8,698,383	7,929,297
Accumulated deficit	(72,364,203)	(67,316,386)
Notes receivable from stockholders	(471,000)	(471,000)
Total stockholders' deficiency	(8,101,100)	(5,971,985)
	$ 4,785,221	$ 6,424,300

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2001	2000	2001	2000
REVENUES:
Contract revenues	734,055	$ 1,572,729	3,118,671	$ 3,954,131

EXPENSES:
Cost of sales	541,775	1,216,592	2,169,116	3,028,770
Research and development	245,495	199,127	1,068,748	953,014
Selling, general and administrative	823,821	996,798	2,546,844	2,824,505
Loss on LFC Investees	10,178	9,410	34,209	31,489
Legal and accounting	90,393	100,352	307,033	283,309
Depreciation and amortization	173,597	201,810	577,037	646,238
Total expenses	1,885,259	2,724,089	6,702,987	7,767,325
Loss from operations	(1,151,204)	(1,151,360)	(3,584,316)	(3,813,194)

NON-OPERATING INCOME (EXPENSES):
Interest expense	(525,033)	(380,963)	(1,585,622)	(794,679)
Other income	13,865	21,591	119,954	63,063
Loss before minority interest in consolidated subsidiary	(1,662,372)	(1,510,732)	(5,049,984)	(4,544,810)

Minority interest in loss of consolidated subsidiary	497	3,146	2,167	12,384
Net loss	$ (1,661,875)	$ (1,507,586)	$ (5,047,817)	$ (4,532,426)
Net loss per common share basic	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.07)
Weighted average common
shares outstanding	92,452,095	68,229,474	85,698,137	62,518,327

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Convertible							Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Notes	Stockholders'
-	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficiency

Balances at December 31, 2000	60,518	$ 605	77,049,377	$ 53,885,499	$ 7,929,297	$ (67,316,386)	$ (471,000)	$ (5,971,985)
Issuance of common stock for services and operating activities			954,783	159,100				159,100
Issuance of common stock for cash, net			11,879,350	989,710	(44,108)			945,602
Issuance of common stock for notes payable and interest			7,067,659	1,000,806				1,000,806
Imputed beneficial conversion feature related to convertible debt					813,194			813,194
Net loss						(5,047,817)		(5,047,817)

Balances at September 30, 2001	60,518	$ 605	96,951,169	$ 56,035,115	$ 8,698,383	$ (72,364,203)	$ (471,000)	$ (8,101,100)

See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30,	2001	2000
Operating activities:
Net loss	(5,047,817)	$ (4,532,426)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	577,037	646,238
Common stock issued for services and operating activities	95,781	168,581
Common stock issued for interest	32,202	-
Notes payable issued for services	15,000	-
Non-employee compensation expense on issuance of warrants	-	11,412
Amortization of beneficial conversion feature on debt	895,981	172,079
Accrued long-term interest expense	150,142	136,484
Accrued interest income	(28,183)	(28,286)
Minority interest in loss of consolidated subsidiary	(2,167)	(12,384)
Equity in net loss of LFC Investees	34,209	31,489
Changes in operating assets and liabilities:
Restricted cash deposit	-	402,500
Trade accounts receivable	850,866	(317,284)
Inventories	342	469
Prepaid expenses and other current assets	31,145	40,138
Accounts payable	282,208	62,829
Billings in excess of costs and estimated
earnings on contracts	(946,526)	(67,980)
Accrued salaries, benefits and related taxes	406,147	330,235
Interest payable	331,961	83,096
Other accrued expenses	363,256	(16,915)
Net cash used in operating activities	(1,958,416)	(2,889,725)
Investing activities:
Additions to LFC Process equipment		(482,399)
Purchase of property and equipment	(26,020)	(157,269)
Other assets	(2,683)	(692)
Net cash used in investing activities	(28,703)	(640,360)
Financing activities:
Payments of notes payable	0	(7,125)
Payments on line-of-credit	0	(400,000)
Proceeds from issuance of debt	839,150	1,384,040
Proceeds from issuance of common stock,net	945,603	2,484,297
Net cash provided by financing activities	1,784,753	3,461,212
Net increase (decrease) in cash	(202,366)	(68,873)
Cash at beginning of period	410,352	278,391
Cash at end of period	$ 207,986	$ 209,518
Supplemental disclosure of cash flow information:
Interest paid	$ 161,664	$ 384,301
Supplemental disclosure of non-cash activities:
Conversion of preferred stock	-	38,313
Common stock issued for accrued liabilities	63,319	68,225
Common stock issued for debt and interest	968,604	401,172
Imputed beneficial conversion feature related to convertible debt	736,349	913,361
See notes to condensed consolidated financial statements.

SGI INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BUSINESS

SGI International, a Utah corporation, (together with its subsidiaries, hereinafter referred to as the "Company"), has its principal office in La Jolla, California. The Company is primarily in the business of developing and marketing energy-related technologies, which at the present include the Liquids From Coal ("LFC") Process and, the Opti-Crude Enhancement Technology ("OCET") Process. The LFCÒ Process is designed to convert and upgrade low-rank coal into a higher Btu more efficient fuel and simultaneously produce a low temperature coal tar, which contains valuable chemicals. The OCET Process is designed to increase the efficiency of oil refineries by deasphalting crude oil as well as residual oil bottoms ("resid"), which is produced in oil refining. Through Assembly Manufacturing Systems, Inc. ("AMS"), a wholly owned subsidiary, the Company is in the business of designing and manufacturing custom precision automated assembly equipment. The Company is also attempting to develop the Level Sensor ("LS") and Asphaltenes Processing Technology. The LS technology is designed to overcome a number of limitations presented by existing "off-the-shelf" equipment and sensors. The Company's sensor is characterized by a high degree of sensitivity, electrical stability and its small size. The Asphaltenes Processing Technology is intended to convert the unwanted asphaltene by-products of the OCET Process, as well as the existing solvent deasphalting processes, into a coal-like fuel.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of SGI International and subsidiaries for the three and nine month periods end September 30, 2001, and 2000, are unaudited and in the opinion of management have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company's consolidated financial position as of September 30, 2001, and its consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, changes in stockholders' deficiency for the nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001, and 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the consolidated audited financial statements for the year ended December 31, 2000, included in the Company's Form 10-KSB previously filed with the Securities and Exchange Commission.

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

The Company had negative working capital of $8,691,161 and an accumulated deficit of $ 72,364,203 at September 30, 2001. These factors and the Company's recurring losses from continuing operations, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently seeking additional financing through public or private sales of its securities to fund working capital requirements. The Company will also seek funding through additional strategic partnerships, joint ventures or similar arrangements to commercialize the technologies. There can be no assurance that any collaborative financing arrangements through a joint venture, and/or with strategic partners, will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail or terminate one or more of its operating activities. The Company is engaged in continuing negotiations to secure additional capital and financing, and while management believes funds can be raised, there is no assurance that their efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary in the event the Company cannot continue in existence.

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

During the six months ended June 30, 2001, the Company issued approximately 7,529,000 shares of restricted common stock to accredited investors for approximately $724,000 in cash. In connection therewith the Company paid $21,633 in cash and 98,572 shares of restricted stock valued at $9,500 for services rendered.

During the six months ended June 30, 2001, the Company, as provided in their related consulting agreements, issued approximately 607,000 restricted common shares to consultants for services rendered, valued at approximately $107,500.

During the quarter ended June 30, 2001, the Company, upon demand, exchanged $74,661 in principal of one 12% note payable for 439,254 shares of common stock.

During the six month period ended June 30, 2001, the Company sold nine notes payable aggregating $253,401 for cash. The notes bear interest at 9% per annum, mature one year from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 3,419,699 shares of restricted common stock. In conjunction with the sale of these notes the Company recorded a beneficial conversion feature of $250,599.

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

During the quarter ended September 30, 2001, in accordance with the 2001 Stock Plan, the Company issued warrants at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable for a total of 760,000 shares of common stock at $0.136 per share, the closing bid prices on the grant date. The warrants are exercisable one year from the date of grant and expire on December 31, 2006.

During the quarter ended September 30, 2001, the Company issued approximately 4,350,075 shares of restricted common stock to accredited investors for $265,300 in cash. In connection therewith the Company paid approximately $13,000 in cash for services rendered.

During the quarter ended September 30, 2001, the Company, as provided in their related consulting agreements, issued approximately 130,000 restricted common shares to consultants for services rendered, valued at approximately $17,544.

During the quarter ended September 30, 2001, the Company, upon demand and or maturity, exchanged $603,447 in principal and accrued interest on convertible note payable for 4,582,912 shares of common stock.

During the quarter ended September 30, 2001, the Company sold one note payable aggregating $30,000 for cash. The note bears interest at 9% per annum, matures one year from the sale date and is unsecured. The note and accrued interest is payable in cash or upon maturity, at the Company's option, by issuing 654,000 shares of restricted common stock.

During the quarter ended September 30, 2001, the Company sold ten notes payable aggregating $297,250 for cash. The notes bear interest at 9% per annum, mature two years from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 7,015,100 shares of restricted common stock.

(4) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out cost method. Substantially, all inventories represent finished goods held for use in operations.

Property and Equipment

	September 30,	December 31,
-	2001	2000

ENCOAL Demonstration Plant	$ 2,121,000	$ 2,121,000
Laboratory equipment	1,036,000	1,036,000
Machinery and equipment	206,000	196,000
Computer equipment	268,000	266,000
Office furniture and fixtures	73,000	72,000
Leasehold improvements	54,000	54,000
Projects under construction	47,000	34,000
	3,805,000	3,779,000
Less accumulated depreciation	(1,494,000)	(1,363,000)
Net property and equipment	$ 2,311,000	$ 2,416,000

Notes Payable

The Company from time to time issues various notes payable which contain a beneficial conversion feature. The Company in accordance with accounting principles generally accepted in the United States of America has recognized this beneficial conversion feature by allocating a portion of the proceeds to additional paid-in capital and as an offset to the notes payable. During the three and nine month periods ended September 30, 2001, the Company amortized approximately $ 292,000 and $896,000, respectively, of the beneficial conversion feature. Short-term notes payable and bank lines of credit are shown below net of the unamortized portion of the beneficial conversion feature.

	September 30,	December 31,
-	2001	2000

Short-term notes payable	$1,671,194	$ 2,307,468
Line of credit	100,000	-
Beneficial conversion feature	(147,711)	(633,730)
Notes payable, net	$1,623,483	$ 1,673,738

Long-Term Debt

	September 30,	December 31,
-	2001	2000

Long-term debt	$7,035,482	$ 6,429,590
Current maturities of long-term debt	(4,170,386)	(4,170,386)
Beneficial conversion feature	(403,231)	-
Notes payable, net	$2,461,865	$ 2,259,204

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

The Company evaluates performance of each segment based on profit or loss from operations before income taxes. The Company has no significant inter-segment sales and inter-segment transfers are done at cost.

Three months ended	Automated	LFC
September 30	Assembly	Process	SGITC	Corporate	Total

2001
Revenues	$734,000	$-	$-	$-	$734,000
Income (loss) before income taxes	(6,000)	(526,000)	(159,000)	(971,000)	(1,662,000)
Equity in operations of investee	-	(10,000)	-	-	(10,000)
Depreciation and amortization	23,000	136,000	11,000	4,000	174,000
Research and development	-	86,000	159,000	1,000	246,000
Interest expense	-	-	-	525,000	525,000

2000
Revenues	$ 1,572,000	$ -	$ 1,000	$ -	$ 1,573,000
Income (loss) before income taxes	131,000	(608,000)	(105,000)	(926,000)	(1,508,000)
Equity in operations of investee	-	(9,000)	-	-	(9,000)
Depreciation and amortization	22,000	136,000	39,000	5,000	202,000
Research and development	-	106,000	79,000	14,000	199,000
Interest expense	-	-	-	381,000	381,000

Nine months ended	Automated	LFC
September 30	Assembly	Process	SGITC	Corporate	Total

2001
Revenues	$3,119,000	$-	$-	$-	$3,119,000
Income (loss) before income taxes	301,000	(1,877,000)	(495,000)	(2,977,000)	5,048,000
Equity in operations of investee	-	(34,000)	-	-	(34,000)
Depreciation and amortization		409,000	72,000	11,000	577,000
Research and Development	-	558,000	454,000	57,000	1,069,000
Interest expense	-	-	-	1,586,000	1,586,000
			-

2000
Revenues	$ 3,949,000	$ -	$ 5,000	$ -	$3,954,000
Income (loss) before income taxes	288,000	(1,963,000)	(413,000)	(2,444,000)	(4,532,000)
Equity in operations of investee	-	(31,000)	-	-	(31,000)
Depreciation and amortization	85,000	411,000	138,000	12,000	646,000
Research and development	-	583,000	316,000	54,000	953,000
Interest expense	1,000	-	-	794,000	795,000

Total Assets by Segment	September 30, 2001	December 31, 2000
Identifiable assets, net
Automated Assembly	$ 1,024,000	$ 2,062,000
LFC Process	3,414,000	3,844,000
SGITC	97,000	153,000
Corporate	250,000	365,000
Total	$ 4,785,000	$ 6,424,000

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

(7) NEW ACCOUNTING PRONOUNCEMENT

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

(8) SUBSEQUENT EVENTS

Debt. On September 14, 2001, the Company issued to holders of $3,422,000 of 99-D Amended Debentures and $724,000 of Amended Notes Payable (the Debentures and Notes are collectively hereafter referred to as the "Debt") an offering (the "2001 Exchange Offering") to extend the due dates of those instruments from September 30, 2001 to September 30, 2004. Essentially all of the holders of the Debt have accepted the offering terms, which will become effective once the Company officially 'closes' the transaction, by paying all interest in arrears. The terms of the extension accepted by the holders allows the Company to prepay the debt in whole or in part. Further, the Notes were amended to allow the holder to convert their notes into restricted stock of the Company after the passage of one year and in accordance with rule 144, at the greater of the average closing bid price of the Company's common stock for the ten business days prior to the receipt of notice of conversion or $0.80 per share. In the same way, the Debenture holders whose debentures had a similar conversion feature provided the stock price was at least $1.00, accepted the offering and accordingly the conversion price was reduced to $.80. In consideration for the reduction in the conversion price and the provision of a conversion feature to Note holders, the holders of the Debt agreed to waive all defaults on the Debt, if any, and extend the payment date to September 30, 2004. Interest under the Debt continues, after closing, to be due and payable quarterly in cash. The 2001 Exchange Offering was made only to existing Debt holders pursuant to exemptions provided by Sections 3(a)(9) and Section 4(2) of the Securities Act and Regulation D. No registration rights were granted to any of the securities amended under the 2001 Exchange Offering.

ENCOAL Transaction. Over the last sixteen months the Company has been in negotiations with a large U.S. utility that wished to acquire the ENCOAL LFC plant. This transaction would not only have provided the Company with much needed working capital but would have required this utility to make certain specified improvements to the plant and enter into other ancillary agreements. On September 25 the Company was informed that this utility did not wish to close this transaction. Subsequently the Company's stock price declined precipitously and it has had an extremely difficult time raising funding for its operations. While the Company continues to seek short and long term financing both for operations and for the start-up of the ENCOAL demonstration plant, it has reduced its work force. If the Company can obtain funding for the demonstration plant it believes it can re-employ personnel on either a full time basis or on a consulting basis.

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

RESULTS OF OPERATIONS

Net Loss per Common Share. Basic net loss per common share for the three and nine month periods ended September 30, 2001, remained the same and decreased $0.01 per share, respectively, over the same prior year periods. The net loss for the three and nine month periods ended September 30, 2001, increased approximately 10% and 11%, respectively, over the same prior year periods. The decrease in basic net loss per share for the nine month period ended September 30, 2001 is primarily attributable to an increase in the weighted average number of common shares outstanding..

Revenues and Gross Margin. Revenues and cost of sales are primarily attributable to Assembly and Manufacturing Systems, Inc. (AMS) and are recorded using the percentage of completion method. Revenues at AMS for the three and nine month periods ended September 30, 2001, decreased 53% and 21%, respectively, over the same prior year periods. The Company attributes the decrease in revenues for both the three and nine months period to be associated with the decline in the U.S. economy. Future sales to all sectors for the remainder of 2001 are anticipated to be below prior year levels.

Gross margin as a percentage of sales for the three months period ended September 30, 2001, was 26%, compared to 23% over the same prior year period which is a return to normal operating levels. Gross margin for the nine months period ended September 30, 2001, was 30% compared to 23% over the same prior year period. Gross margins are anticipated to remain at or below normal operating levels throughout the remainder of the fiscal year due to declining order activity. Gross margin may vary in any given period as a result of the variations in profitability of contracts for large orders of automated production systems or specialty machines, as well as efficiencies related to the overall utilization of AMS' manufacturing resources.

Research and Development Expenses. Research and development expenses for the three and nine month periods ended September 30, 2001, increased 23% and 12%, respectively, over the same prior year periods. Research and development expenses are primarily related to the LFC Process as the Company has focused its efforts and limited resources on commercializing the LFC Process. Research and development of the Company's other technologies will resume at such time as more financial resources become available.

The increase in research and development expenses for both the three and nine month periods ended September 30, 2001 is primarily attributable to the Company capitalizing certain engineering costs in the prior year related to the ENCOAL LFC plant. Research and development expenses are anticipated to decline over the remainder of the year due to lack of resources.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the three and nine month periods ended September 30, 2001, decreased 17% and 10%, respectively, over the same prior year periods. The decrease for both the three and nine month periods is primarily attributable to a reduction in financing related expenditures that includes costs for financial consultants.

Selling, general and administrative expenses for AMS for both the three and nine month periods ended September 30, 2001, decreased 4% respectively, over the same prior year periods. The decrease for both periods ended September 30, 2001 is primarily the result of decreased sales/order activity due to a slowing of the U.S. economy.

Loss on Investment in LFC Investee. The Company's share of the losses for its LFC joint venture (LFC Tech) for the three and nine months ended September 30, 2001, increased 8% and 9%, respectively, over the same prior year periods. The results of LFC Tech's operations are largely influenced by the timing of legal and accounting expenses associated with maintaining the various LFC Process patents. All other costs associated with the licensing and marketing of the LFC Process are being borne separately by the joint venture members.

Legal and Accounting Expenses. Legal and accounting expenses for the three and nine month periods ended September 30, 2001, decreased 10% and increased 9%, respectively, over the same prior year periods. The 10% decrease in legal expense for the three months period is essentially related to a decrease in legal activity such as lawsuits and contract negotiations. The increase of 9% for the nine months period is related primarily to the one-time recovery of certain legal expenses in the prior year, resulting from the settlement of various lawsuits to which the Company and AMS were parties.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the three and nine month periods ended September 30, 2001, decreased 14% and 11%, respectively, over the same prior year periods. The decrease for both periods is due primarily to a significant portion of the Company's laboratory assets becoming fully depreciated.

Interest Expense.Interest expense for the three and nine months periods ended September 30, 2001, increased 38% and 100%, respectively, over the same prior year periods. The increase for both the three and nine month periods ended September 30, 2001, is primarily due to non-cash interest charges of related to the amortization of the imputed beneficial conversion feature of various convertible notes payable, primarily issued during the last half of 2000.

Other Income.Other income for the three and nine month periods ended September 30, 2001, decreased 36% and increased 90%, respectively over the same prior year periods. The decrease in other income for the three months period is essentially due to income related to the settlement of lawsuit in the prior year. The increase in other income for the nine months ended September 30, 2001, is due to the Company's receipt of $75,000 in the first quarter of the year in settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had assets totaling $4,785,000, including restricted cash of $200,000, and a working capital deficiency of $8,691,000. Current maturities of approximately $4,170,000 of long-term debt, along with current notes payable, accounts payable and accrued salaries primarily contribute to the working capital deficiency at September 30, 2001. This is compared to assets of approximately $6,509,000 and a $6,399,000 working capital deficiency as of September 30, 2000. The Company anticipates continued operating losses over the next twelve months and has both short-term and long-term liquidity deficiencies as of September 30, 2001.

In the short-term the Company has approximately $4,170,000 of unsecured notes payable and convertible debentures which matured on September 30, 2001 and must be paid or have the due date extended prior to October 31, 2001. On September 14, 2001 the Company initiated and exchange offering for the holders of these notes and debentures in which the due date of these instruments would be extended until September 30, 2004 and all defaults if any would be waived. As of October 31, 2001essentially all of the holders of these notes and debentures have accepted the offering terms, which will become effective once the Company officially 'closes' the transaction, by paying all interest in arrears (refer to Notes 7 to the Condensed Consolidated Financial Statements included in this Form 10-QSB for the terms of the offering.) At the current time, due to various events the Company has been unable to make the required interest payments. The rights to receive payments for both principal and interest of both the debenture holders and note holders are essentially similar with interest being payable quarterly in cash and the principal being due on September 30, 2001 as stated earlier. However, in the event the Company fails to make either a scheduled principal payment or interest payment on time, the rights for the two classes of debt holders are different. For the debenture holders, in the event the Company does not make either a scheduled principal or interest payment ten days after written notice of such non-payment from the debenture holder, then the debenture shall become immediately due and payable without presentment, demand, protest or further notice. For the note holders, in the event the Company does not make either a scheduled principal or interest payment on the due date then the note shall become immediately due and payable without presentment, demand, protest or notice of any other kind. As of September 30, 2001 the Company was in arrears on two quarter's interest payment to debenture and note holders. As of September 30, 2001 no written demands, from either class, for payment had been received by the Company. The Company believes that the reason for this is due to the ongoing dialogue with the debt holders the Company's diligent efforts to bring these obligations current.

Other short-term liquidity requirements are expected to be satisfied from existing cash balances, proceeds from the sale of equity securities in the future or other collaborative arrangements. Negotiations are on-going for the public and private placement of equity securities, the proceeds of which are intended to be used to satisfy the short-term liquidity deficiency. As a result of the slowing U.S. economy and the events of September 11 on the nation's financial markets the Company is currently finding that the raising of short term working capital is becoming more difficult. Consequently, the Company has found that it is unable to finance operations at the current level and has cutback on various administrative activities, curtailed all research and development efforts and severely reduced its workforce. If the Company is unsuccessful in securing sufficient short-term financing quickly and/or generating other revenues it will not be able to sustain operations.

The Company had long-term liquidity deficiencies at September 30, 2001. Over the long-term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed technologies. Although there are no commitments, the Company believes the long-term liquidity deficiency will be satisfied through a combination of future equity sales, increased positive cash flows from operations, and research or other collaborative agreements, until such time as the commercialization of the LFC and OCET Processes result in positive cash flows. The Company is continuing to seek additional funds through the financing, sale and operation of the ENCOAL Demonstration plant and through collaborative or other arrangements with larger well capitalized companies, under which such companies may provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain commercial projects, technologies and products the Company is developing. Although the Company is presently engaged in discussions with a number of suitable candidates, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short-term or long-term funding requirements.

The use of cash in operating activities of approximately $1,958,000 and $2,890,000 for the nine months ended September 30, 2001, and 2000, respectively, is primarily related to the Company's general operating expenses and R&D activities. The major components of cash flows used in operating activities are a net loss of approximately $5,048,000 offset by the net change in current assets and liabilities totaling $1,319,000 and other non-cash charges of $1,771,000. The net change in current assets and liabilities is primarily the result of increasing liabilities.

The Company's investing activities amounted to a use of cash of approximately $29,000 and $640,000 for the nine months ended September 30, 2001, and 2000, respectively. The use of cash in investing activities for the current year is significantly lower than in the past due to funds availability.

In 2001, the Company is projecting no significant capital expenditures at OCET and AMS will delay its approximately $300,000 capital improvements project which it started in 2000. Further, the Company, through collaboration with another larger and better capitalized company, intends to obtain financing estimated at approximately $16,000,000 for the ENCOAL Demonstration plant. The financing is for capital improvements, working capital and start-up expenditures which are necessary to set the plant on more of a commercial footing and to position it as a reference plant for potential future commercial LFC facilities. Other than the improvements intended to be made to the ENCOAL Demonstration plant, the Company as of September 30, 2001, does not have any material requirements or commitments for capital expenditures. The amount of cash used for investing activities in a given period is directly related to development requirements and cash availability.

The Company's net financing activities raised approximately $1,785,000 and $3,461,000 for the nine months ended September 30, 2001, and 2000, respectively. These funds were raised primarily through the private placement of debt and equity securities for both periods. See Note 3 "Financing Transactions" to the Notes to the Condensed Consolidated Financial Statements included in this Form 10-QSB. The Company believes that the slowing of the nations economy and its effects on the financial is partially responsible for the reduction in its financing activities.

During the fourth quarter of 2000, the Company was successful in obtaining a new line-of-credit to provide short term working capital to AMS. The line allows maximum borrowings of $100,000 and bears interest at prime plus 1%. At September 30, 2001, AMS had borrowings of $100,000 on this line of credit. The agreement expires November 5, 2001.

As stated earlier the Company intends to obtain financing primarily related to improvements for the ENCOAL Demonstration plant estimated at $16,000,000. The Company believes, due to the plant's special nature, that financing for these improvements will not likely be obtained through conventional methods and that a strategic partner or financier capable of utilizing Internal Revenue Code Section 29 tax credits will be required. Due to the tax laws surrounding the realization of these tax credits the financing of the ENCOAL Demonstration plant's improvements will require that the Company sell or lease the plant directly to the financier in order to facilitate the transaction. Following any such transaction the Company expects it will continue to be involved with various aspects of the project, including the supervision of the improvements. In this case the Company will most likely not be required to make any expenditures for the improvements discussed earlier or assume the repayment of the financing associated with the improvements. There is no assurance that the Company will be able to obtain this financing, or if available, that its terms will be acceptable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

[NONE]

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in litigation arising in the ordinary course of their respective businesses. As of September 30, 2001, the Company was not party to any material legal proceeding.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2001, in accordance with the 2001 Stock Plan , the Company issued warrants at fair market value to employees of the Company. The exercise price was not lower than the closing bid price on the grant date. The warrants are exercisable for a total of 760,000 shares of common stock at $0.136 per share, the closing bid prices on the grant date. The warrants were granted in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from each of the employees. The warrants are exercisable one year from the date of grant and expire on December 31, 2006.

During the quarter ended September 30, 2001, the Company issued approximately 4,350,075 shares of restricted common stock to accredited investors for $265,300 in cash. In connection therewith the Company paid approximately $13,000 in cash for services rendered. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors and legends were placed on the certificates.

During the quarter ended September 30, 2001, the Company, as provided in their related consulting agreements, issued approximately 130,000 restricted common shares to consultants for services rendered, valued at approximately $17,544. These securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained and legends were placed on the certificates.

During the quarter ended September 30, 2001, the Company, upon demand and or maturity, exchanged $603,447 in principal and accrued interest on convertible note payable for 4,582,912 shares of common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investor involved and restrictive legends were placed on the certificates.

During the quarter ended September 30, 2001, the Company sold one note payable aggregating $30,000 for cash. The note bears interest at 9% per annum, matures one year from the sale date and is unsecured. The note and accrued interest is payable in cash or upon maturity, at the Company's option, by issuing 654,000 shares of restricted common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

During the quarter ended September 30, 2001, the Company sold ten notes payable aggregating $297,250 for cash. The notes bear interest at 9% per annum, mature two years from the sale date and are unsecured. The notes and accrued interest are payable in cash or upon maturity, at the Company's option, by issuing 7,015,100 shares of restricted common stock. The securities were issued pursuant to the exemptions provided by Section 4(2) of the Securities Act and Regulation D. Investment representations were obtained from the accredited investors.

ITEM 3. DEFAULTS UPON SENIOR DEBT SECURITIES

[NONE]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[NONE]

ITEM 5. OTHER INFORMATION

SGI International ("SGI") and subsidiaries of AEI Resources (collectively "AEI"), specifically, Bluegrass Coal Development Company and Americoal Development Company have verbally agreed to extend the term within which compliance must occur pursuant to the Amended and Restated Acquisition Agreement (the "Acquisition Agreement) originally dated December 9, 1999.  This agreement essentially provides SGI an undetermined extension.  All other terms and conditions of the Acquisition Agreement remain in full force and effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Form of Warrant (1)
4.2 Form of Restricted Stock Subscription Agreement (2)
4.3 Form of Promissory Note payable in cash or stock (3)
_____________________________________
(1) Incorporated by reference to Registrants report on Form 10KSB ending June 30, 2001.
(2) Incorporated by reference to Registrants report on Form 10KSB ending December 31, 2000.
(2) Incorporated by reference to Registrants report on Form 10QSB ending March 31, 2001.

(b) Reports on 8-K. None

Part III. SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SGI INTERNATIONAL

/s/ MICHAEL L. ROSE                          November 19, 2001
Michael L. Rose,
President and Chief Executive Officer

/s/ GEORGE E. DONLOU                       November 19, 2001
George E. Donlou,
Controller